Form 10KSB
period 1995-12-31
MICROTECH MEDICAL SYSTEMS INC
filed 1996-04-01
CIK 755720

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                FORM 10-KSB

(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995
[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _______________ to _______________

COMMISSION FILE NUMBER  2-94117-D and 33-14106
                        ---------------------------------------------------

                      MICROTECH MEDICAL SYSTEMS, INC.
              (Name of small business issuer in its charter)

                Colorado                          84-0867911
- ----------------------------------------     ---------------------
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification No.)

         401 Laredo St., Unit I                      80011
            Aurora, Colorado                       ---------
- ----------------------------------------          (Zip Code)
(Address of principal executive offices)

Issuer's telephone number   (303) 363-0007

Securities to be registered under Section 12(b) of the Act:

      Title of each class     Name of each exchange on which registered
      ___________________     _________________________________________

Securities to be registered under Section 12(g) of the Act:

                                  Common
- ---------------------------------------------------------------------------
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes        No   X
                  ------    ------

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [X]

State issuer's revenues for its most recent fiscal year.  $475,091
                                                           -------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $592,168/1/
                 ---------------------------------------------------------
/1/ Based on bid price of $.02 per share at 2/28/96

  Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_____ No_____

(APPLICABLE ONLY TO CORPORATE REGISTRANTS) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 59,080,900 as of March 7, 1996
                          -------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE
                            FORMAT (CHECK ONE):
                             Yes       No  X
                                -----    -----
                                PART I

ITEM I.   DESCRIPTION OF BUSINESS
- ---------------------------------

     (a)  BUSINESS DEVELOPMENT.  Microtech Medical Systems, Inc.
          --------------------
(the "Company") was organized on December 8, 1981, under the laws of the State of Colorado. The Company is engaged in the development, assembly and marketing of its MIC-CONCEPT[TM] microdilution test panels used by microbiology laboratories, clinics and doctors' offices in performing antibiotic susceptibility testing and identification of bacteria procedures. In September, 1985, the Company obtained permission from the Food and Drug Administration ("FDA") to begin marketing several of the Company's products.

     The Company maintains its offices at 401 Laredo Street, Unit I, Aurora, Colorado 80011. Its telephone number is (303) 363-0007.

     (b)  BUSINESS OF ISSUER.  The Company has engaged in business
          ------------------
in only the industry segment identified in Item 1(a), as to which a detailed narrative description follows:

Definitions
- -----------

     Antibiotic - A substance produced by certain microorganisms
     ----------
which inhibits or kills other microorganisms.

     Antibiotic Therapy - The prescription and administration of the
     ------------------
efficacious antibiotic medication.

     Bacterial Identification - The use of selected biochemicals to
     ------------------------
group bacteria for identification.

     MIC Procedure - A method or technique for determining the
     -------------
minimal inhibitory concentration ("MIC") of antibiotics, generally through the utilization of prepared microliter plate systems.

     Microbiology - The study of microorganisms which includes
     ------------
bacteria, fungus, and viruses.

     Microliter/Micro-Tube - A small tube or series of tubes, each
     ---------------------
micro-tube holding less than one millimeter of fluid.

     Minimal Inhibitory Concentration - The smallest concentration of
     --------------------------------
an antibiotic required to visually inhibit the growth of a specific bacteria.

     Pathogenic - A disease-causing microorganism, or the origin of a
     ----------
disease process.

     Susceptibility - The degree of the predictable effect of
     --------------
suppression or prevention of microbial growth by an antibiotic.

Introduction
- ------------

     The Company is engaged in the development, assembly and marketing of a line of products designated by the Company as the MIC-CONCEPT[TM] System, which is intended to be utilized in hospital microbiology laboratories, private and public laboratories, clinics, doctors' offices and emergency care centers. The MIC-CONCEPT[TM] System is intended to perform antibiotic test procedures to assist physicians in identifying bacteria which are isolated from patients' specimens and in selecting the antibiotic therapy for possible infections. The Company is marketing the MIC-CONCEPT[TM] products through its own personnel and regional microbiological supply distributors.

     Microbiology laboratories are primarily responsible for the recovery of potentially disease causing bacteria from patient specimens such as blood, urine, abscesses and body fluids. Upon recovery of the bacteria, an identification procedure is necessary to differentiate the numerous bacterial species which can cause disease. Also, after recovery of the bacteria, the laboratory performs an antibiotic susceptibility test to determine which antibiotics appear to be effective against the specific bacteria isolated from the patient's specimen.

     The primary functions which the modern microbiology laboratory performs are (1) the recovery and isolation of potentially disease producing bacteria on specially augmented media containing enrichments for the growth of bacteria, (2) the identifications of bacteria into the various genus and species of clinically relevant bacteria, using a broad range of biochemicals which, based on the various reactions, provides a "fingerprinting-like" code which is typical for each bacterial group and (3) tests for antibiotic susceptibility which determines the effect of various concentrations of antibiotics on the infecting bacteria in miniaturized test tubes, which information is used by the physician in determining the appropriate antibiotic therapy.

     Bacteria generally fall into two broad groups which can be differentiated simply by a procedure known as the "Gram stain" into gram positive or gram negative. Some of the available antibiotics work well against gram positive bacteria only, others are effective only against gram negative bacteria, and still others work well against both groups of bacteria. The Company has systems which combine a broad range of antibiotic testing and bacterial identification procedures into a simplified one step procedure, thereby potentially reducing inventory requirements and potentially decreasing the laboratory's technical time and cost.

Current Technology
- ------------------

     Some hospital laboratories are using a standardized disc diffusion susceptibility test procedure where antibiotic impregnated discs are placed on the surface of prepared agar media which contains the test bacteria. The following day, when the test results are read, a large zone around a disc indicates "sensitivity" to that drug, whereas if the bacteria is not affected by the antibiotic, a small zone around the disc indicates that the bacteria is resistant to the antibiotic. The MIC procedure provides quantitative information concerning the concentration of each antibiotic necessary to inhibit the test bacteria, and the disc procedure provides qualitative results of sensitive, intermediate or resistant for each antibiotic tested.

     Prior to the 1970s, identification of bacteria was performed almost exclusively using medium sized test tubes containing individual biochemicals. Typically, a minimum of three to six test tubes were used to identify most of the common bacteria.

     In the early 1970s, Analytab Products, Inc. ("API") introduced a product for bacteria identification with approximately 20 small cups (or capsules) on a cardboard paper strip containing dried biochemicals. The microbiologist manually adds several drops of the test suspension to each of the twenty small capsules and places the product in an incubator for 18-24 hours. The following day, each biochemical is recorded as either a positive or negative reaction. Based on the composite of biochemical reactions, the test bacteria are identified into the genus and species and the results are reported to the physician.

     The disc method of antibiotic testing and the API system for bacterial identification are performed separately as two different test procedures. The Company's products, utilizing current components, make it possible for the laboratory to simultaneously perform antibiotic testing and bacterial identification on single patients or multiples of two or four patients on a single panel.

Product Description
- -------------------

     The products, which the Company has designated as the "MIC-- CONCEPT[TM]" and "QUADRA-TITER[R]" Systems, are used to perform antibiotic susceptibility tests and identification of bacteria using a plastic plate with 96 distinct small indentations or micro-tubes which contain separate concentrations of test antibiotics. The micro-tube plate has rows for testing different antibiotics (such as ampicillin, tetracycline, chloramphenicol, erythromycin and penicillin). The products determine the MIC of each antibiotic against the test bacteria.

     Different colonies of the primary bacteria culture are selected and suspended in approximately one ounce of sterile water. This suspension is poured into an open and free flowing inoculum reservoir (seed tray) which accepts the Company's plastic inoculator. An inoculator, which is a disposable plastic device with 95 cylindrical prongs, is placed into the inoculum seed tray containing the test bacteria. Each prong of the inoculator retains a uniform amount of the test bacteria suspension. The inoculator is then lifted up from the inoculum seed tray and transferred into the test microtube plate which contains a range of up to 34 antibiotics, depending on the Company's specific product test system. Each prong of the inoculator is designed to fit into the corresponding well of the micro-tube plate so that the test bacteria are introduced into the antibiotic concentrations or biochemicals in one simplified step. The inoculum seed tray reservoir and a single inoculator enables the technologist to rapidly and uniformly inoculate all the reaction micro-tube wells at one time, thus reducing technical time.

One well of the plate is not inoculated to serve as a quality control check on the sterility of the test panel.

     Once inoculated, the test panels are placed into a 35 degrees Centigrade (95 degrees Fahrenheit) incubator for 15 to 18 hours. The plates are removed the next day and each row of antibiotics is observed for growth of the test bacteria. The lowest concentration of each antibiotic which is observed to stop the growth of the test bacteria is determined as the MIC for the antibiotics tested. A laboratory technician prepares the final report which lists the MIC for each antibiotic, and also includes the achievable blood levels for each antibiotic using various dosages and routes of administration (intravenous, oral, intramuscular). The results also are reported, based on criteria established by the National Committee for Clinical Laboratory Standards, as either susceptible, moderately susceptible or resistant, for easy interpretation by the physician. The physician then determines the most appropriate antibiotic therapy.

     MIC-CONCEPT[TM] XL.  MIC-CONCEPT[TM] XL is a system for
     ------------------
performing the antibiotic test of those bacteria which cause patient infections, using an easy one step inoculation (introduction of bacteria into individual micro-tubes containing antibiotics). The test plate is divided into four quadrants: quadrant 1 contains antibiotics for use against only gram positive bacteria, quadrant 2 contains antibiotics effective against gram negative bacteria, quadrant 3 contains antibiotics commonly effective for both groups, and quadrant 4 contains a full range of antibiotics commonly used against bacteria causing UTI's (urinary tract infections). This panel is designed for the laboratory which is interested in using a one plate system for testing gram positive antibiotics, gram negative antibiotics, UTI effective antibiotics, and the broader spectrum antibiotics. Urinary tract culture requests can account for approximately 25-40% of all specimens received by most laboratories and even higher amounts in some institutions.

     MIC-CONCEPT[TM] UN COMBO.  A combination of antibiotics and
     ------------------------
bacterial identification for both urine and other gram negative bacteria. Patient isolates are conveniently tested for antibiotic susceptibility for cost-effectiveness.

     MIC-CONCEPT[TM] POS COMBO.  A combination of antibiotics and
     -------------------------
bacterial identification for gram positive bacteria (such as streptococcus and staphylococcus). Patient isolates are conveniently tested for antibiotic susceptibility and identification simultaneously for cost-effectiveness.

     ANAEROBE MIC PANEL.  A product for testing fifteen different
     ------------------
antibiotics and their effectiveness against those bacteria which require anaerobic growth conditions (absence of oxygen). Anaerobic bacteria can cause various infections including food poisoning, gas gangrene, tetanus, botulism, abdominal abscesses, etc. The Company's product provides an easy to perform procedure which complements the laboratory's existing antibiotic testing methods.

     FASTIDIOUS MIC PANEL.  A newly developed panel for performing
     --------------------
antibiotic testing of a group of bacteria known as the "fastidious" bacteria, meaning they have specialized and enriched growth requirements. The Company's test product is specially prepared with the enhanced nutrients so these hard-to-grow bacteria can be tested by a laboratory as easily as other bacteria. The fastidious bacteria include Hemophilus influenza, Streptococcus, pneumonia, various streptococcal species, and other miscellaneous bacteria which are more difficult to grow; and they can cause serious infection such as meningitis, pneumonia, endocarditis, septicemia, and other complications. This product is also designed to complement the laboratory's present antibiotic testing methods.

     MIC-CONCEPT[TM] OPTIDOT VIEWER.  An illuminated reading device
     ------------------------------
for the developed plates with a template to facilitate interpretation.

     QUADRA-TITER INOCULATOR.  Ancillary items for use in
     -----------------------
transferring the bacterial inoculum from the inoculum tray to the microplate.

     QUADRA-TITER SINGLE INOCULUM TRAYS.  Ancillary items used to
     ----------------------------------
prepare single bacterial inoculum for transfer by the inoculator into the microplate.

      QUADRA-TITER AND MIC-CONCEPT[TM] INTERPRETATIONS MATERIALS
      ----------------------------------------------------------

     Bacterial Identification Codebook.  A compilation of
     ---------------------------------
microbiology data from the U.S. Center for Communicable Disease
Control in a data base format coordinated to statistically identify the numerous species of common bacteria as well as the pathogenic bacteria.

     Report Forms.  A comprehensive report form that becomes a
     ------------
permanent record in the clinical microbiology laboratory of each test using the Company's systems.

Product Development
- -------------------

     Prior to his association with the Company, Jerry G. Kilgore researched and developed the Company's initial products. Mr. Kilgore transferred his rights in the Company's products in exchange for Common Stock in 1981. Over one hundred different lot numbers or batches of antibiotic test products have been prepared by Mr. Kilgore, and tested against standard bacteria which have known MIC results for the antibiotic susceptibility test as determined by the National Committee for Clinical Laboratory Standards ("NCCLS"). Results obtained from quality control testing of the test lots by Mr. Kilgore yielded acceptable results of 98.1% for the MIC procedure and 98.3% for the bacterial identification procedures. The NCCLS has stated that results should be within the acceptable limits 95% of the times tested.

     The Company has an ongoing program of developing and updating its products to improve the efficiency of use and to include new antibiotics as they are introduced to the market. The Company maintains contact with the major pharmaceutical companies concerning the availability of new antibiotics. The Company must update its products to include new antibiotics to retain its present customers and to offer a competitive product since competing companies also update their products as new antibiotics become available. Since this program is necessary to provide a competitive product, failure to update the Company's products would have a negative effect on product acceptance.

Marketing
- ---------

     The Company markets its products primarily through existing distributors of medical products, with only limited distribution. Since December, 1985, INFOLAB, a regional distributor of medical products based in Memphis, Tennessee, serving 12 southeastern states, has distributed the Company's products on a nonexclusive basis. INFOLAB receives a wholesale rate of approximately 25% off of the Company's retail price for the products sold by it. The oral agreement with Infolab can be terminated by the distributor or the Company without notice.

     In June, 1990, the Company entered into an exclusive written distribution agreement with Innovative Diagnostic Systems, Inc., Atlanta, GA ("IDS"), a manufacturer and distributor of anaerobe identification and other specialty products, which agreement calls for the Company to manufacture an anaerobe MIC susceptibility test panel for IDS on a private label basis. The Company continues to manufacture and market its own anaerobe MIC test panel in addition to the IDS private label product. Although the agreement expired in June, 1992, the parties orally agreed to continue the terms of the agreement on a year to year basis.

     The Company intends to continue to search for additional distributors in an effort to establish a broader distribution network.

     Because the Company's products must be maintained in frozen condition until used, the Company generally ships directly to the end user by next-day air. Since microbiology testing is performed in hospital labs, independent laboratories, emergency care and walk-in clinics and selected laboratories of doctors' offices, the Company's marketing efforts are concentrated in these areas. Most of the Company's competitors sell their products directly to the end user. The Company will attempt to obtain additional regional distributors.

     The Company plans to exhibit its products at the national annual microbiology and medical laboratory trade shows each year including meetings of the American Society of Microbiology and the Interscience Conference on Antimicrobial Agents and Chemotherapy. Telemarketing and product description brochure mailings will be used by the Company to increase exposure of its products to the national laboratory testing marketplace.

Production
- ----------

     The Company assembles all of its test systems. The plastic components for the Company's products are manufactured by subcontractors to the Company's specifications using Company owned molds. Many of the other components are standard parts or products available from multiple sources at competitive prices. If any of these sources become unavailable, the Company believes that it would be able to secure alternate supply sources within a short time.

     The Company has the capability of automatically filling
2,000 test panels per batch with the various biochemicals and antibiotics with the one Anderson dispenser presently owned by it.
Two different lots or batches can be prepared daily. A total of 80,000 panels can be assembled per month. The Company lists its products at approximately $5.50 per test Panel. The Company presently fills all of its orders as received, and does not have any backlogged orders considered to be firm.

Major Customers
- ---------------

     The Company is presently dependent on two major customers which individually represented more than 10% of the Company's sales in 1995. These include Infolab and IDS which represented 19% and 20%, of 1995 sales, respectively. The loss of either of these customers could have an adverse impact on the Company.

Government Regulation
- ---------------------

     The development, testing and marketing of medical devices and the related manufacturing procedures are subject to regulation by the FDA. Medical devices of the type manufactured and sold by the Company are subject to regulation under the Federal Food, Drug and Cosmetic Act, as amended (the "FFDCA"), and regulations promulgated thereunder. In order for the Company to market its products, the Company is registered as a medical device manufacturer. The Company must follow FDA good manufacturing practices which relate to buildings and facilities, equipment, control of components, production and process controls, packaging and labeling, holding and distribution, product evaluation and record keeping. The Company also will be subject to regular FDA inspections. The Company complies with applicable FDA regulations concerning good manufacturing practices as well as all other applicable FDA requirements.

     The FDA has adopted regulations which classify medical devices based upon the degree of regulation it believes necessary to assure the safety and efficacy of devices. A device is classified as a Class I, II, or III device based on recommendations of advisory panels appointed by the FDA. Class I devices are subject only to general controls. Class II devices, in addition to general controls, are or will be, subject to "performance standards." Class III devices require FDA premarket approval before they may be marketed commercially because their safety and effectiveness cannot be assured by the general controls and performance standards of Class I and Class II devices, respectively.

     Class II devices are those devices that are or eventually will be subject to the requirements of a performance standard promulgated in accordance with Section 514 of the FFDCA. A device is classified as Class II if general controls alone are insufficient to provide reasonable assurance of its safety and effectiveness and there is sufficient information to establish a performance standard to provide such assurance. Presently, the FDA has not established a performance standard for MIC micro-tube susceptibility test panels. The FDA has stated that the performance standard would most likely be very similar to the acceptable limits set by the NCCLS. In the interim period, the FDA is using the NCCLS acceptable limits as the performance standard to be used in third party evaluation. The Company has used the NCCLS acceptable limits as the basis for evaluating all of its own test results.

     In May, 1986, the Company received approval from the FDA under its premarket notification process for its bacteria identification products. All of the Company's products are Class II devices. It normally takes 90-180 days for the FDA to recommend approval for products which are subject only to the premarket notification procedure.

Patents and Trademarks
- ----------------------

     The Company has registered its "QUADRA-TITER[R]" trademark with the U.S. Patent and Trademark Office. The Company does not presently intend to file applications to register the trademarks
"MIC-CONCEPT[TM]" or "OPTIDOT[TM]" due to the expense of such applications.

     None of the Company's products are patented and the Company believes that its products are not patentable.

     Presently, the Company does not have any employment contracts or other agreements with any of its officers, directors, advisors or other employees containing noncompetition or nondisclosure provisions. The Company does not intend to enter into such agreements in the near future. Without such agreements, the Company has no assurance that any of its employees will not directly enter into competition with it utilizing technical know-how obtained from the Company.

Competition
- -----------

     The biomedical laboratory products business is characterized by intense competition, involving many companies which have extensive experience in the Company's field and which possess substantially greater financial, technological and personnel resources than the Company. At present, the Company's competitive position in this market is not significant.

     In marketing its products, the Company faces competition from existing companies with products and technologies performing a similar function. There also is no assurance that other companies are not engaged in developing products which in the future will compete with those the Company has developed, or that subsequent advances in technology will not make the Company's products obsolete.

     The Company's direct competitors include Baltimore Biological Laboratories, Inc., Cockeysville, Maryland; Difco, Inc., Detroit, Michigan; Baxter Micro Scan, Inc., McGaw Park, Illinois; Analytab Products, Inc., Plainview, New York; Micro Media Systems, Inc., Carlsbad, California and Vitek Systems, Inc., St. Louis, Missouri, all of which have similar products and testing systems. All of these companies are well established, each having been involved in manufacturing biomedical laboratory products for at least ten years, have well established marketing networks, and greater financial resources than does the Company. In addition, these companies also offer computer software packages and semi-automated or automated test equipment which work with their products which larger users require to process the data from testing procedures. The Company is presently developing a computer software system that is compatible with its products, however does not have the resources necessary to develop automated testing equipment.

     The Company is attempting to compete by appealing to smaller users who do not require automated testing procedures, and emphasizing, where appropriate, convenience, disposability, ease of performance and reporting results, simplicity and cost-effectiveness. The Company's targeted market includes hospital labs, independent laboratories, emergency care and walk-in clinics and selected laboratories of doctors' offices, all of which perform antibiotic susceptibility tests and/or bacterial identification procedures.

Business Outlook and Company Diversification Efforts
- ----------------------------------------------------

     During the last five years, there appeared to be a trend for more microbiology laboratories to automate their antibiotic testing and bacterial identification procedures. During the same period, a shortage of experienced clinical microbiology technologists, the health care workers who perform most of the test procedures, was occurring in various regions nationwide. Laboratory administration, in many cases appears to have opted to purchase or lease the expensive automated microbiology equipment to insure the output of test results for (1) identification of bacteria causing patients' infections and
(2) the antibiotic testing, which aids the physicians in selecting the appropriate antibiotics for treating the patients' infections. These two test procedures are several of the primary responsibilities of the microbiology laboratory. Vitek Systems and Baxter MicroScan Division are presently the only two automated microbiology systems available, with API planning to introduce an automated system shortly. The Company estimates that approximately 95% of the microbiology labs use API, Vitek, or MicroScan for their bacterial identification procedures, and 70-75% use Vitek or MicroScan for their antibiotic testing procedures. Of the remaining 25% antibiotic tests, an estimated 15-20% of the labs are using an antibiotic disc diffusion plate method, and the balance are using other MIC products similar to the ones offered by the Company. It is apparent that the dominant companies in this area of microbiology are Vitek Systems, Baxter MicroScan, and API, all three having automated equipment along with manual test procedures and computerized data management systems.

     The emphasis of the Company in the future will be in the areas of
(1) specialty MIC antibiotic test products for anaerobe and fastidious bacteria, (2) "custom" MIC antibiotic test panels for large hospitals and university affiliates which are testing newer investigatory antibiotics and associated pharmaceutical companies which also do similar testing and (3) working more effectively with Infolab, IDS and one or two additional distributors to enhance sales of the existing products for bacteria identification and antibiotic testing. The Company estimates the U.S. market for anaerobe antibiotic testing to be 250,000 to 300,000 tests per year, and the market for fastidious bacteria to be approximately the same size. The Company is also developing a microbiology computer system, so that test results from its products may be entered directly into the computer using a light pen. The expense of developing an automated microbiology system is in the millions of dollars and, thus, is not within the financial capability of the Company at this time.

     In view of the Company's outlook for its present business of producing and marketing its MIC-CONCEPT[TM] and QUADRA-TITER[R] antibiotic susceptibility and bacterial identification systems and related products, the Company has investigated the feasibility of acquiring or participating in an additional business venture through mergers/acquisitions, joint ventures or other business related transactions. Management has reviewed several prospects, but has not entered into any agreements or letters of intent to acquire or merge with any particular company. The Company has not conducted, nor have others made available to it results of, any market research studies which show the Company's contemplated business activities to be capable of implementation.

     If the Company is unable to complete a merger or acquisition, the Company will continue to use its best efforts to market its existing products. In addition, the Company may attempt to develop another line of products on its own. However, there can be no assurance that the Company would be successful in developing such a product or have sufficient resources to do so.

Employees
- ---------

     The Company has two full-time employees and two part-time personnel.

ITEM 2.  DESCRIPTION OF PROPERTY.
- ---------------------------------

     The Company leases approximately 1,700 square feet of office, laboratory, and assembly space in an office-manufacturing complex at 401 Laredo Street, Unit I, Aurora, Colorado, at the cost of $677 per month, under a two year lease from January, 1996 to the end of December, 1997. The Company believes this facility is adequate to handle its current and anticipated needs. Management believes that a larger facility in the area would be available, if and when required, at acceptable rates. Tenant finishing completed in 1985 provides a "clean-room" production area, a quality control laboratory and a sterilizing room in addition to warehouse space.

ITEM 3.  LEGAL PROCEEDINGS.
- --------------------------

     The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is the subject and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- ------------------------------------------------------------

     There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 1995.


                                PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
- -----------------------------------------------------------
STOCKHOLDER MATTERS.
- -------------------

     (a)  PRINCIPAL MARKET OR MARKETS.  The Company's Common Stock
          ---------------------------
is traded on the over-the-counter market, and is presently quoted on the NASD OTC Bulletin Board. The following table sets forth the high and low bid prices of the Common Stock during the two years ended December 31, 1995, on the NASD OTC Bulletin Board. The prices are believed to be representative interdealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.



                                                        Bid
                                                 -----------------
                                                  High           Low
                                                  ----           ---

Quarter Ended March 31, 1995                     $.005          $.005
Quarter Ended June 30, 1995                      $.0075         $.005
Quarter Ended September 30, 1995                 $.12           $.005
Quarter Ended December 31, 1995                  $.0625         $.02

                                                        Bid
                                                 -----------------
                                                  High           Low
                                                  ----           ---

Quarter Ended March 31, 1994                     $.01           $.01
Quarter Ended June 30, 1994                      $.01           $.01
Quarter Ended September 30, 1994                 $.01           $.005
Quarter Ended December 31, 1994                  $.005          $.005


     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK.  The
          ---------------------------------------------
number of holders of record of the Company's $.0005 par value Common Stock at March 7, 1996 was approximately 357.

     (c)  DIVIDENDS.  Holders of Common Stock are entitled to
          ---------
receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid or declared with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
- -------------------------------------------------------------------

     The following summarizes the Company's results of operations and financial condition and should be read in conjunction with the financial statements.

     Liquidity and Capital Resources.
     -------------------------------

     At the end of 1995, the Company's working capital was $705,819, an increase of $75,129 from December 31, 1994. The increase is primarily attributable to net income of approximately $92,000, offset by capital expenditures of $26,000. During 1995, the Company increased its holdings of investments by $100,000.

     Results of Operations
     ---------------------

     1995 Compared with 1994.  Net sales in 1995 were substantially
     -----------------------
unchanged from 1994 as they increased by less than 1%. Sales stability resulted from an increase in demand for the Company's core products while demand for specialized products for antibiotic studies sponsored by major pharmaceutical companies declined. Sales to IDS continued to increase. Cost of goods sold increased by approximately 9%, however, resulting in a 7% decline in gross profit in 1995 as compared to 1994. The increase in cost of goods sold in 1995 is primarily the result of allocating a greater percentage of the former president's time to production and a lesser percentage to general and administrative expense than in the previous year. Operating and other expenses were reduced by almost 55% in 1995. In 1994 an expense of $135,000 for unauthorized transactions described below under "Other Areas of Discussion" resulted in an unusual increase in operating expenses, while $12,000 of that amount was repaid to the Company in 1995, resulting in a reduction of the operating expenses in that year. In addition, selling, general and administrative expenses were reduced approximately 11% from 1994 to 1995, primarily as a result of the allocation of more of the former president's time to production. Interest and dividend income increased by $9,000 in 1995 as a result of larger balances being invested, and other expense which amounted to approximately $17,000 in 1994 was offset by approximately $1,000 of other income in 1995. Net income for the year was thus approximately $92,000 in 1995 as compared with an approximate $61,000 loss in 1994.

     Other Areas of Discussion
     -------------------------

     The Company's financial condition was adversely impacted in each of the three fiscal years ended December 31, 1995, by certain unauthorized expenditures of the Company's funds, which expenditures were not discovered until approximately the second quarter of 1994. Beginning on or about October 1, 1992 and continuing through approximately April 21, 1994, Mr. Jerry Kilgore, who during such period was the President and Treasurer and a Director of the Company, made several unauthorized investments of Company funds, which investments were not made on behalf, or recorded in the name, of the Company. Also, during fiscal years 1991, 1992 and 1993 and until approximately the end of the first quarter of 1994, Mr. Kilgore made several payments of Company funds ostensibly as compensation for services to the Company, which payments were made to relatives and/or associates of Mr. Kilgore unsupported by any contracts or appropriate invoices. Mr. Kilgore also took bonus payments during such period which were not duly authorized. For financial statement purposes, such unauthorized transactions have been recorded as $135,000, $181,300 and $43,300 for 1992, 1993 and 1994, respectively. As a result of these unauthorized investments and payments, and after giving effect to partial reimbursements made by Mr. Kilgore to the Company, Mr. Kilgore's liability to the Company as of March 1, 1995, was determined by the Board of Directors to be $422,774.24, which includes interest retroactive to the date of the first misappropriation of Company funds.

     On August 28, 1995, the Company entered into a Settlement Agreement (the "Agreement") with Mr. Kilgore, the purpose of which is to facilitate Mr. Kilgore's satisfaction of his debt to the Company over a period of time, in recognition of fact that he lacks the financial capacity to repay immediately the misappropriated funds. While Mr. Kilgore no longer serves as President and Treasurer or as a Director of the Company, the Agreement acknowledges that his continued employment is necessary for the continued operation of the business of the Company, and he has agreed to be employed by the Company and to serve in an advisory capacity to the Company's Board of Directors for certain limited purposes.

     Concurrently with the execution of the Agreement, Mr. Kilgore made and issued to the Company an interest-bearing Promissory Note (the "Note") payable to the Company in the amount of $422,774.24. The
Note is collateralized by (1) Mr. Kilgore's approximately 19 million shares of the Common Stock of the Company and his outstanding options to acquire 10,500,000 shares of such Common Stock (as well as the shares of Common Stock issuable upon exercise of such options),
(2) his approximately 16,600 shares of stock in Valley of the Sun Wireless TV, Inc., an Arizona corporation ("Valley"), (3) a promissory note in the principal amount of $235,000.00 issued to Mr. Kilgore on August 10, 1994 by Carolina Multi-Communications Corp., a Nevada corporation ("CM-CC") and (4) Mr. Kilgore's residential real property located in Denver, Colorado. The Agreement also grants the Company full authority to receive payment of any principal, interest, dividends, or any other distribution from CM-CC and/or the shares of stock in Valley and to liquidate or otherwise dispose of the same at any time. The Company can give no assurance that the foregoing security interests are adequate to secure Mr. Kilgore's performance of his obligations under the Note. For accounting purposes, interest income on the Note will be recorded if and when received.

     The Agreement provides that Mr. Kilgore's obligations under the Note are not dischargeable in bankruptcy and also preserves to the Company, and does not release, any of the Company's claims against Mr. Kilgore unless and until the Note is paid in full and all other obligations of Mr. Kilgore to the Company under the Agreement are fully satisfied. The statutes of limitation applicable to any of the Company's claims against Mr. Kilgore have been tolled from the date of the Agreement until the Note and all other obligations of Mr. Kilgore to the

Company are paid in full or until a default under the Note or other obligations occurs, entitling the Company to bring an action against Mr. Kilgore.

     Lastly, the Agreement provides that within sixty days after the Note has been paid in full, Mr. Kilgore must remit to the Company a sum equal to the reasonable attorneys' fees, accounting fees, Directors' fees, and any other costs and expenses incurred by the Company relating to and arising from Mr. Kilgore's misappropriation of funds, the investigation thereof, the preparation, execution and performance of the Agreement and any other effort to recover the Company's funds.

ITEM 7.  FINANCIAL STATEMENTS.
- -----------------------------

     The Report of Independent Auditors on the Financial Statements appears at page F-2 and the Financial Statements and Notes to Financial Statements appear at pages F-3 through F-10 hereof.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
- --------------------------------------------------------------------
AND FINANCIAL DISCLOSURE.
- ------------------------

Not applicable.


                               PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS.
- --------------------------------------------------------------------

     (a) The Directors and Executive Officers of the Company are as follows:


          Name                Age               Position
          ----                ---               --------

Charles Diehl                  46   President pro tempore and Director
                                              --- -------

J. Kenneth McClatchy, Ph.D.    58   Secretary and Director

Orian Hunter                   46   Controller

     All Directors of the Company hold offices until the next annual meeting of shareholders and until their successors have been elected and qualified. The last annual meeting of shareholders was held on June 30, 1986. The Company's Articles of Incorporation state that the number of directors shall be not less than four nor more than nine, as fixed by the Bylaws. Currently there are only two directors. The Officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders, and hold office until their successors shall have been duly elected and qualified or until their death, resignation or removal from office. The following sets forth information concerning the principal occupations and business experience of each of the Officers and Directors of the Company.

     J. Kenneth McClatchy, Ph.D., has been associated with the Company
     ---------------------------
since its inception. Since 1988, he has been Director of Laboratories of National Health Laboratories (now known as Laboratory Corporation of America), Englewood, Colorado. Dr. McClatchy only devotes as much of his time to the affairs of the Company as is needed.

     Charles L. Diehl, became a Director of the Company in May, 1985.
     ----------------
Since 1990, he has been an executive employment recruiter with Professional Search and Placement, Inc., Littleton, Colorado. From 1988 to 1990, he was a registered representative stock broker with Cohig & Associates, Denver, Colorado. Mr. Diehl currently serves as Technical Recruiting Manager for SOS Technical Services, a professional placement concern. Mr. Diehl only devotes as much of his time as is needed to the affairs of the Company.

     (b)  Significant Employees.  Jerry G. Kilgore, age 50, has been
          ---------------------
associated with the Company since its inception and until August 28, 1995, was the President and Treasurer and a Director of the Company. As of such date, he became employed by the Company solely in research and development activities, product development and other aspects of business development, and as an advisor to the Board of Directors. Although no longer an executive officer of the Company, Mr. Kilgore is the Company's only employee who has the technical knowledge and expertise necessary to continue the operation of its business.
Mr. Kilgore devotes his full time to the affairs of the Company as he has since the Company's inception.

ITEM 10.  EXECUTIVE COMPENSATION.
- --------------------------------

     No executive officer received any compensation during 1995, and the only executive officer of the Company who received any compensation during 1994 and 1993 was Mr. Kilgore, who was President and Treasurer until May 1994. The following table sets forth certain information concerning all compensation paid by the Company to Mr. Kilgore during the last three fiscal years of the Company:


                       Summary Compensation Table
                       --------------------------
                                                                                        Long-Term Compensation
                                                 Annual Compensation        --------------------------------------------
                                          ---------------------------------       Awards                  Payouts
                                                                            --------------------   ---------------------
                                                                Other                                          All
                                                                Annual      Restricted  Options/                Other
                                                               Compensa-       Stock      SARS       LTIP     Compensa-
Name and Principal Position         Year   Salary    Bonus      sation       Award(s)   (Number)    Payout     sation
- ---------------------------         ----   ------    -----     ---------     --------   --------    ------    ---------
Jerry Kilgore, former President     1995   $48,000       -0-         -0-         --          -0-      --          --
Jerry Kilgore,  President           1994   $36,000       -0-         -0-         --          -0-      --      $5,400<F2>
                                    1993   $36,000       -0-    $47,400<F1>      --    3,000,000      --      $5,400<F2>
____________________

<F1> Represents the difference between the market price and exercise price of stock options granted to Mr. Kilgore in
     December, 1992 and October, 1993.
<F2> Represents, in each reported year, the amount paid to a Simplified Employee Pension Plan for Mr. Kilgore.

     The Company did not grant any options or SARs in 1995.

     The Company has no employment agreements with its Officers.
Mr. Kilgore presently receives an annual salary of $ 48,000 per year, pursuant to employment terms set forth in the Settlement Agreement between the Company and Mr. Kilgore described above under Item 6 - Management's Discussion and Analysis or Plan of Operations - Other Areas of Discussion.

     Directors were not paid fees for their attendance at meetings of the Board of Directors, until October 1995. Beginning with the meeting held in October 1995 the directors are paid $250 for each meeting attended. The directors are reimbursed for any travel expenses incurred in attending meetings.

     In May, 1986, the Company adopted an Incentive Stock Option Plan (the "ISOP") under which options granted are intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1954, as amended. Pursuant to the ISOP, options to purchase up to 10,000,000 shares of the Company's Common Stock may be granted to employees of the Company. The ISOP is administered by the Board of Directors, which is empowered to determine the terms and conditions of each option, subject to the limitation that the exercise price cannot be less than the market value of the Common Stock on the date of the grant, and no option can have a term in excess of 10 years. In June, 1986, the Company's Shareholders approved the ISOP. In March, 1991, an option to purchase 7,500,000 shares was granted to Mr. Kilgore at $.0022 per share. This option was exercised in March 1996. In December, 1992, the Board of Directors granted options to purchase the following shares at an exercise price of $0.001 per share:
7,000,000 shares to Mr. Kilgore, 1,000,000 shares to Dr. McClatchy, 1,000,000 shares to Mr. Diehl and 1,000,000 shares to Ms. Simone Martin, the Company's administrative director. The options to purchase are exercisable until December 11, 1997. Dr. McClatchy exercised his option in June of 1993 and Mr. Kilgore exercised his option in December of 1994.

     In October, 1993, the Board of Directors granted options to Mr. Kilgore to purchase 3,000,000 shares at an exercise price of $0.001 per share. To date, none of these options have been exercised.

     In February 1996, the Board of Directors granted options to Mr. Diehl and to Mr. McClatchy each to purchase 1,500,000 shares at the price of $.02 per share in recognition of services rendered, without compensation, for two years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------------------------------------------------------------
MANAGEMENT.
- ----------

     The following table sets forth, as of March 7, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, the Company's only class of securities, each Officer, Director or other control person individually and all Directors, Officers and other control persons of the Company as a group:

               Name and Address                                            Amount and Nature of            Percent
             of Beneficial Owner                                         Beneficial Ownership<F1>         of Class
- ------------------------------------------------------                   ------------------------         --------
Jerry G. Kilgore
12931 E. Cedar Avenue
Aurora, CO  80012                                                           29,825,000<F2>                   50.48%

J. Kenneth McClatchy, Ph.D.
7925 West Layton, #310
Littleton, CO  80123                                                         3,300,000<F3>                    5.58%

Charles L. Diehl
7864 S. Hill Drive
Littleton, CO  80120                                                         3,347,500<F4>                    5.66%

All Officers and Directors as a Group
(3 persons)                                                                 36,472,500                       61.73%
____________________

<F1> All shares are owned beneficially and of record except as noted.
<F2> Includes 3,000,000 shares underlying currently exercisable stock options held by Mr. Kilgore.
<F3> Includes 1,500,000 shares underlying currently exercisable stock options held by Mr. McClatchy.

<F4> Includes 37,500 shares held jointly with Mr. Diehl's wife and 2,500,000 shares underlying currently exercisable stock options held by Mr. Diehl.

     The Company has been informed by the representative of an undisclosed principal that the principal had offered to purchase from Mr. Jerry Kilgore all of his currently outstanding shares of the Common Stock of the Company and his outstanding options to acquire shares of Common Stock. The Company was later informed by Mr. Kilgore that he had rejected or terminated any contract to sell his shares to that party. The Company does not know whether there exists any binding agreement for the sale of Mr. Kilgore's shares. Such a sale, if consummated, could result in a change in control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
- --------------------------------------------------------

     Except for Mr. Kilgore's unauthorized appropriation of Company funds during 1994 and prior fiscal years of the Company, which conduced to the Settlement Agreement (all as described more fully in Item 6), there have been no material transactions between the Company, its Officers, Directors, and principal shareholders during the Company's last fiscal year. There is currently a disagreement between the directors and Mr. Kilgore regarding the non-payment of annual premiums of $25,000 for 1995 and 1996 on life insurance covering
Mr. Kilgore, and an ownership of the cash surrender value of the life insurance.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K.
- -------------------------------------------

     (a)  Exhibits:
          --------
Exhibit
- -------
Number
- -------
 3.1      Articles of Incorporation, as amended /1/

 3.2      Bylaws /1/

 4.1      Form of Underwriter's Warrant /1/

10.1      Lease Agreement /2/

10.2      Incentive Stock Option Plan /2/

10.3      Distribution Agreement with Innovative Diagnostic Systems,
          Inc. /3/

10.4      Settlement Agreement between the Company and Jerry Kilgore
          /3/

/1/ Incorporated by reference to the Company's Registration Statement No. 2-94117-D on Form S-18 pursuant to the Securities Act of
     1933, as amended.

/2/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

/3/ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          (b) No reports on Form 8-K were filed by the Company during its last fiscal quarter.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MICROTECH MEDICAL SYSTEMS, INC.

Dated: March 29, 1996       By Charles L. Diehl
                              ---------------------------------------
                              Charles L. Diehl, President pro tempore
                                                          --- -------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

            Name and Capacity                        Date
            -----------------                        ----

Charles L. Diehl                                  March 29, 1996
- --------------------------------------------
Charles L. Diehl, President pro tempore
                            --- -------
  and Director


J. Kenneth McClathy                               March 29, 1996
- --------------------------------------------
J. Kenneth McClatchy, Secretary and Director


Orian Hunter                                      March 28, 1996
- --------------------------------------------
Orian Hunter, Controller



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT:

                                                  The Registrant has
not yet sent any annual reports covering its last two fiscal years to security holders. In the event that the Registrant sends an annual report to its security holders for either of such years, it will provide copies thereof as supplemental information to the Commission when it is sent to security holders, along with copies of any proxy materials sent to its security holders.

                    MICROTECH MEDICAL SYSTEMS, INC.

                     INDEX TO FINANCIAL STATEMENTS




                                                                  PAGE
                                                                  ----

INDEPENDENT AUDITOR'S REPORT . . . . . . . . . . . . . . . . . . . F-2

BALANCE SHEET - December 31, 1995. . . . . . . . . . . . . . . . . F-3

STATEMENTS OF OPERATIONS - For the Years Ended December 31,
  1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . . . . F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY - For the Years
   Ended December 31, 1995 and 1994. . . . . . . . . . . . . . . . F-5

STATEMENTS OF CASH FLOWS - For the Years Ended December 31,
   1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . F-6

NOTES TO THE FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . F-7

                     INDEPENDENT AUDITOR'S REPORT





To the Stockholders and Board of Directors
Microtech Medical Systems, Inc.
Aurora, Colorado


We have audited the accompanying balance sheet of Microtech Medical Systems, Inc. as of December 31, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsi-bility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microtech Medical Systems, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.





Hein + Associates LLP

Denver, Colorado
March 7, 1996
                    MICROTECH MEDICAL SYSTEMS, INC.

                             BALANCE SHEET
                           DECEMBER 31, 1995

                                       ASSETS
                                       ------
CURRENT ASSETS:
     Cash and cash equivalents                                                                           $  506,519
     Certificates of deposit                                                                                104,065
     Accounts receivable, net of allowance of $12,000                                                       116,274
     Inventory                                                                                               56,631
                                                                                                          ---------
          Total current assets                                                                              783,489

EQUIPMENT, at cost                                                                                          184,406
     Less accumulated depreciation                                                                         (153,486)
                                                                                                          ---------
                                                                                                             30,920
OTHER ASSETS:
     Deferred taxes                                                                                          69,000
     Other                                                                                                      500
                                                                                                          ---------
                                                                                                             69,500
                                                                                                          ---------

TOTAL ASSETS                                                                                             $  883,909
                                                                                                          =========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
CURRENT LIABILITIES:
     Accounts payable - trade                                                                            $   39,424
     Income tax payable                                                                                      38,246
                                                                                                          ---------
          Total current liabilities                                                                          77,670

COMMITMENTS AND CONTINGENCY (Notes 2 and 6)

STOCKHOLDERS' EQUITY:
     Common stock, $.0005 par value; 200,000,000 shares authorized,
          59,080,900 shares issued and outstanding                                                           29,540
     Additional paid-in capital                                                                           1,010,605
     Accumulated deficit                                                                                   (233,906)
                                                                                                          ---------
          Total stockholders' equity                                                                        806,239
                                                                                                          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                               $  883,909
                                                                                                          =========

         See accompanying notes to these financial statements.

                    MICROTECH MEDICAL SYSTEMS, INC.

                       STATEMENTS OF OPERATIONS

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                          -------------------------
                                                                                               1995         1994
                                                                                          ------------- -----------
NET SALES                                                                                $   475,091    $   473,258

  Less cost of goods sold                                                                   (247,960)      (228,070)
                                                                                          ----------     -----------

GROSS PROFIT                                                                                 227,131        245,188

OPERATING AND OTHER EXPENSES:
  Selling, general and administrative                                                        131,606        148,302
  Stock option expense                                                                         -              -
  Bad debt expense                                                                            13,794         11,500
  Unauthorized transactions (recoveries) (Note 2)                                            (12,000)       135,000
                                                                                          ----------     -----------
                                                                                             133,400        294,802
                                                                                          ----------     -----------

INCOME (LOSS) FROM OPERATIONS                                                                 93,731        (49,614)
                                                                                          ----------     -----------

OTHER INCOME (EXPENSE):
  Interest and dividend income                                                                24,177         15,829
  Other income (expense), net                                                                  1,440        (16,647)
                                                                                          ----------     -----------
    Total other income (expense), net                                                         25,617           (818)

INCOME (LOSS) BEFORE INCOME TAXES                                                            119,348        (50,432)

PROVISION FOR INCOME TAXES:
  Current expense                                                                            (36,000)       (11,000)
  Deferred benefit                                                                             9,000           -
                                                                                          ----------     -----------
                                                                                             (27,000)       (11,000)
                                                                                          ----------     ----------
NET INCOME (LOSS)                                                                        $    92,348    $   (61,432)
                                                                                          ==========     ==========

NET INCOME (LOSS) PER SHARE                                                              $    <F1>      $    <F1>
                                                                                          ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                                                           62,992,000     51,200,000
                                                                                          ==========     ==========
________________________

<F1>  Less than $.01 per share.


         See accompanying notes to these financial statements.

                    MICROTECH MEDICAL SYSTEMS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                   COMMON STOCK           ADDITIONAL                         TOTAL
                                            ---------------------------     PAID-IN       ACCUMULATED
STOCKHOLDERS'
                                              SHARES          AMOUNT        CAPITAL         DEFICIT         EQUITY
                                            ----------      ----------    ----------      -----------    -----------
- --
BALANCE, January 1, 1994                     51,080,900     $   25,540    $ 1,006,605     $ (264,822)    $  767,323

  Options exercised                           8,000,000          4,000          4,000          -              8,000
  Net loss                                        -              -              -            (61,432)       (61,432)
                                             ----------      ---------     ----------      ---------      ---------

BALANCE, December 31, 1994                   59,080,900         29,540      1,010,605       (326,254)       713,891

  Net income                                      -              -              -             92,348         92,348
                                             ----------      ---------     ----------      ---------      ---------

BALANCE, December 31, 1995                   59,080,900     $   29,540    $ 1,010,605     $ (233,906)    $  806,239
                                             ==========      =========     ==========      =========      =========


         See accompanying notes to these financial statements.

                    MICROTECH MEDICAL SYSTEMS, INC.

                       STATEMENTS OF CASH FLOWS

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                          -------------------------
                                                                                               1995         1994
                                                                                          ------------- -----------
  Net income (loss)                                                                        $  92,349      $ (61,432)
  Adjustments to reconcile to net cash from operating activities:
      Depreciation                                                                             9,113          7,601
      Options issued below market                                                              -              -
      Unauthorized transaction losses  (recoveries)                                          (12,000)       135,000
      Bad debt expense                                                                        13,794         11,500
      Deferred income taxes                                                                   (9,000)         -
      Other, net                                                                               4,602          2,053
      Changes in operating assets and liabilities:
        Accounts receivable                                                                  (17,711)       (40,613)
        Unauthorized advances, former president                                                -           (138,000)
        Inventory                                                                             (2,578)           821
        Accounts payable and other current liabilities                                         8,504         11,912
        Income tax payable                                                                    24,046         11,000
                                                                                            --------       --------
  Net cash provided by (used in) operating activities                                        111,119        (60,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments, former president                                                                12,000         55,000
  Purchase of certificates of deposit                                                       (100,000)         -
  Sale of securities                                                                           -            463,343
  Purchase of property and equipment                                                         (26,000)         -
                                                                                            --------       --------
    Net cash provided by (used in) investing activities                                     (114,000)       518,343

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from sale of common stock                                                           -              8,000
                                                                                            --------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
(2,881)466,185

CASH AND CASH EQUIVALENTS, beginning of year                                                 509,400         43,215
                                                                                            --------       --------

CASH AND CASH EQUIVALENTS, end of year                                                     $ 506,519      $ 509,400
                                                                                            ========       ========



         See accompanying notes to these financial statements.

1.   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     ----------------------------------------------------------
     POLICIES:
     --------

     Nature of Operations - Microtech Medical Systems, Inc. (the
     --------------------
     Company) was incorporated in Colorado on December 8, 1981, to develop and manufacture a line of products for sale to clinical microbiology laboratories throughout the United States. The Company is dependent on one employee, the former president, for technical knowledge and expertise necessary to continue the operation of its business. The industry is considered intensely competitive and there appeared to be a trend during the last five years for microbiology laboratories to automate their antibiotic testing and bacterial identification procedures. The Company endeavors to compete by appealing to smaller users who do not require automated testing procedures, and emphasizing convenience, disposability, simplicity, and cost-effectiveness.

     Cash Equivalents - The Company considers all highly liquid debt
     ----------------
     instruments with original maturities of three months or less to be cash equivalents.

     Inventory - Inventory is stated at the lower of cost or market on a first-in, first-out (FIFO) basis. Below is a summary of inventories as of December 31:


                                                 1995           1994
                                               --------       --------

          Materials                            $ 28,592       $ 20,857
          Finished goods                         28,039         33,196
                                                -------        -------
                                               $ 56,631       $ 54,053
                                                =======        =======

     Property and Equipment - Property and equipment is stated at
     ----------------------
     cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 years. Maintenance and repairs are charged to operations as incurred; expenditures for major improvements are capitalized.

     Revenue Recognition - Revenue is recognized from product sales at
     -------------------
     the time of shipment.

     Net Income (Loss) Per Share - Net income (loss) per share is
     ---------------------------
     calculated by dividing net income (loss) by the average shares of common stock and common stock equivalents (stock options) outstanding. Common stock equivalents are not included in loss years as their effect is anti-dilutive.

     Income Taxes - The Company accounts for income taxes under the
     ------------
     liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Use of Estimates - The preparation of the Company's financial
     ----------------
     statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Significant estimates include the allowance established in the collectibility of the Company's note receivable from its former president (see Note 2) and the related valuation allowance on the Company's deferred tax asset. It is reasonably possible that these estimates could materially change within the next year, if the former president is able to repay his note.

     Fair Value of Financial Instruments - The carrying amounts of the
     -----------------------------------
     Company's financial instruments, which include trade receivables, certificates of deposit, and trade payables, approximate fair value because of the short maturity of those instruments. Financial instruments also include the note receivable from the former president (see discussion in Note 2).

2.   RECEIVABLE, FORMER PRESIDENT:
     ----------------------------

     The Company's former president was involved in various unauthorized transactions. These transactions totaled approximately $380,000, including $135,000 in 1994. All amounts have been expensed in operations in the year incurred, net of recovery by the Company. These transactions related to company funds which were either invested in the name of the former president or disbursed in other unauthorized transactions. As of December 31, 1995, the investments consisted of common stock or notes receivable totaling $285,000 in two development stage private companies.

     The Company has entered into an agreement with the former president, which was finalized in August 1995. The agreement calls for the repayment of approximately $423,000, which includes accrued interest through February 1995 and is collateralized by his shares of the Company's common stock and stock options, investments in the above mentioned companies, and his personal residence. The agreement provides for defined repayment terms and bears interest. The former president also resigned as an officer and a director under the agreement. He, however, remains a Company employee with a four-year employment agreement and as an advisor to the Board of Directors. There currently is a disagreement between the directors and the former president regarding the non-payment of an annual life insurance premium of $25,000 for 1995 and 1996 and the ownership of the cash surrender value of the life insurance. No amounts have been accrued in the financial statement for the 1995 insurance premium and the cash surrender value of the life insurance has not been recorded as an asset.

     For financial presentation purposes an allowance has been established for possible unrecoverable amounts for the total amount due under the agreement, even though the Company and the former president are actively seeking recovery of the funds. To the extent amounts are recovered and/or the former president makes payments under his note agreement (including accrued interest) in the future, it will be recorded as income, when received. Payments totaling $12,000 were received in 1995, and in March 1996, an additional payment of $34,000 was received.

3.   STOCKHOLDERS' EQUITY:
     --------------------

     The Company has reserved 10,000,000 shares of its common stock for issuance under the terms of an incentive stock option plan, which was adopted during 1986. Under the plan, the Board of Directors has the authority to grant, with certain restrictions, stock options to employees of the Company. In a prior year, the Company had granted 7,500,000 options with an exercise price of approximately $.002 per share to the Company's former president. These shares are vested and expire in March 1996. Subsequent to year-end, the options have been exercised.

     In prior years, the Company granted 12,000,000 non-qualified stock options, with an exercise price of $.001 per share, primarily to the Company's former president and to the directors. During 1994, options were exercised to purchase 8,000,000 shares of common stock (including 7,000,000 options of the former president). The outstanding options are vested and exercisable through December 1997 (1,000,000 options) and October 1998 (3,000,000 options). In February 1996, an additional
     3,000,000 options have been granted to the Company's two Board members. These options are exercisable at $.02 per share for five years.

     The Board of Directors has approved a 1 for 100 reverse stock split, subject to stockholder approval which has not yet occurred as of December 31, 1995. Therefore, shares outstanding have not been restated.

4.   INCOME TAXES:
     ------------

     Deferred tax assets (liabilities) result from temporary differences between financial statement and tax basis of assets (liabilities). The amounts which give rise to the net deferred tax asset (liability) as of December 31, 1995, are as follows:

                                                                                            Current       Long-Term
                                                                                           ---------     -----------
     Note receivable from former president                                                 $   -           $ 79,000
     Compensation on options granted at less than fair market value                            -             22,000
     Other, net                                                                                2,000          5,000
                                                                                            --------        -------
                                                                                               2,000        106,000

     Valuation allowance                                                                      (2,000)       (37,000)
                                                                                            --------        -------

     Net deferred tax (liability) asset                                                    $   -           $ 69,000
                                                                                            ========        =======

     The valuation allowance decreased $10,000 in 1995, net of an adjustment for graduated rates.

     Total income tax expense (benefit) differed from the amounts computed by applying the U.S. federal statutory tax rates to pre-tax income as follows:

                                                                                                For the Years Ended
                                                                                                    December 31,
                                                                                               ---------------------
                                                                                                 1995         1994
                                                                                                ------       ------
     Total expense (benefit) computed by applying the U.S.
          statutory rate                                                                          34%            34%
     State income taxes, net of Federal tax benefit                                                2%            12%
     Effect of graduated rates, net of valuation allowance                                       (9)%          (63)%
     Permanent differences                                                                       (3)%           (5)%
     Other                                                                                       (1)%            - %
                                                                                                ----           ----
                                                                                                  23%          (22)%
                                                                                                ====           ====

5.   MAJOR CUSTOMERS AND SIGNIFICANT CONCENTRATION OF CREDIT RISK:
     ------------------------------------------------------------

     The Company made sales to unaffiliated customers which individ-ually represent more than 10% of the Company's total sales for the years ended December 31, 1995 and 1994, as follows:

           Customers                1995      1994
           --------                 ----      ----

               A                     20%       19%
               B                     19%       18%

     Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Most of the Company's accounts receivable are with hospitals throughout the United States. The receivables are not collateralized.

     At December 31, 1995, the Company maintained cash balances and certificates of deposit with a commercial bank which were approximately $130,034 in excess of FDIC insurance limits. In addition, the Company has invested approximately $345,750 in a money market mutual fund, which is not FDIC insured.

6.   COMMITMENTS:
     -----------

     Lease - The Company leases office space under a lease that
     -----
     expires in 1997. Rent expense for the years ended December 31, 1995 and 1994 was approximately $8,000 for each year. The total minimum rental commitments at December 31, 1995 are as follows:



          1996                      $   8,880
          1997                          8,880
                                     --------

                                    $  17,760
                                     ========

     Simplified Employee Pension Plan - The Company has a Simplified
     --------------------------------
     Employee Pension Plan (the Plan). The Company, at its sole discretion, shall determine the amount contributed to the Plan in each plan year. The contribution is allocated in the ratio that each participant's compensation is to the total compensation of all participants. During 1995 and 1994, $-0- and $5,400 were contributed to the Plan. All contributions made under the Plan are fully vested at the date of the contribution.

7.   SUBSEQUENT EVENTS (UNAUDITED):
     -----------------------------

     The Company is aware of a proposal, communicated by the representative of an undisclosed principal, whereby the principal would purchase from the former president all of his currently outstanding shares of the common stock of the Company and his outstanding options to acquire shares of common stock. The Company was later advised by the former president that he had rejected or terminated any contract. The proposal or any other such sale, if consummated, could result in a change in control of the Company.