Form 10KSB/A
period 1995-12-31
MICROTECH MEDICAL SYSTEMS INC
filed 1996-04-04
CIK 755720

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                              FORM 10-KSB/A-1

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

                  TRANSITIONAL SMALL BUSINESS DISCLOSURE
                            FORMAT (CHECK ONE):
                             Yes       No  X
                                -----    -----
ITEM 7.  FINANCIAL STATEMENTS.
- -----------------------------

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

   27     Financial Data Schedule

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

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 of its report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MICROTECH MEDICAL SYSTEMS, INC.


Dated: April 4, 1996       By Charles L. Diehl
                              ---------------------------------------
                              Charles L. Diehl, President pro tempore
                                                          --- -------

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

Denver, Colorado
March 7, 1996

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

                    MICROTECH MEDICAL SYSTEMS, INC.

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

                                                   COMMON STOCK           ADDITIONAL                       TOTAL
                                            ---------------------------     PAID-IN       ACCUMULATED  STOCKHOLDERS'
                                              SHARES          AMOUNT        CAPITAL         DEFICIT       EQUITY
                                            ----------      ----------    ----------      -----------  -------------
BALANCE, January 1, 1994                     51,080,900     $   25,540    $ 1,006,605     $ (264,822)    $  767,323

  Options exercised                           8,000,000          4,000          4,000          -              8,000
  Net loss                                        -              -              -            (61,432)       (61,432)
                                             ----------      ---------     ----------      ---------      ---------

BALANCE, December 31, 1994                   59,080,900         29,540      1,010,605       (326,254)       713,891

  Net income                                      -              -              -             92,348         92,348
                                             ----------      ---------     ----------      ---------      ---------

BALANCE, December 31, 1995                   59,080,900     $   29,540    $ 1,010,605     $ (233,906)    $  806,239
                                             ==========      =========     ==========      =========      =========


         See accompanying notes to these financial statements.

                    MICROTECH MEDICAL SYSTEMS, INC.

                       STATEMENTS OF CASH FLOWS

                                                                                             For the Years Ended
                                                                                                 December 31,
                                                                                          -------------------------
                                                                                               1995         1994
                                                                                          ------------- -----------
   CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                        $  92,349      $ (61,432)
  Adjustments to reconcile to net cash from operating activities:
      Depreciation                                                                             9,113          7,601
      Options issued below market                                                              -              -
      Unauthorized transaction losses  (recoveries)                                          (12,000)       135,000
      Bad debt expense                                                                        13,794         11,500
      Deferred income taxes                                                                   (9,000)         -
      Other, net                                                                               4,602          2,053
      Changes in operating assets and liabilities:
        Accounts receivable                                                                  (17,711)       (40,613)
        Unauthorized advances, former president                                                -           (138,000)
        Inventory                                                                             (2,578)           821
        Accounts payable and other current liabilities                                         8,504         11,912
        Income tax payable                                                                    24,046         11,000
                                                                                            --------       --------
  Net cash provided by (used in) operating activities                                        111,119        (60,158)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Repayments, former president                                                                12,000         55,000
  Purchase of certificates of deposit                                                       (100,000)         -
  Sale of securities                                                                           -            463,343
  Purchase of property and equipment                                                         (26,000)         -
                                                                                            --------       --------
    Net cash provided by (used in) investing activities                                     (114,000)       518,343

CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from sale of common stock                                                           -              8,000
                                                                                            --------       --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (2,881)       466,185

CASH AND CASH EQUIVALENTS, beginning of year                                                 509,400         43,215
                                                                                            --------       --------

CASH AND CASH EQUIVALENTS, end of year                                                     $ 506,519      $ 509,400
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
                                                =======        =======

     Property and Equipment - Property and equipment is stated at
     ----------------------
     cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 years. Maintenance and repairs are charged to operations as incurred; expenditures for major improve-ments are capitalized.

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
                                                                                                ====           ====

5.   MAJOR CUSTOMERS AND SIGNIFICANT CONCENTRATION OF CREDIT RISK:
     ------------------------------------------------------------

     The Company made sales to unaffiliated customers which individually represent more than 10% of the Company's total sales for the years ended December 31, 1995 and 1994, as follows:

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