Form 10-Q
period 1996-03-31
MICROTECH MEDICAL SYSTEMS INC
filed 1996-06-14
CIK 755720

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON D.C.   20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  March 31, 1996  Commission File Number 2-94117-D
                  ----------------                        ---------


                    MICROTECH MEDICAL SYSTEMS, INC.
- ---------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          COLORADO                                  84-0867911
- ------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)              No.)


401 Laredo Street, Unit I, Aurora, Colorado               80011
- -----------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code  (303) 363-0007
                                                    --------------

_______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)       Yes ______
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the         No    X
registrant was required to file such reports), and (2)            ------
has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Number of shares outstanding
           Class                             at May 3, 1996
- -----------------------------------   ----------------------------
Common stock,     $.0005 par value          66,580,900 shares

FORM 10-Q
1st QUARTER





                                 INDEX
                                 -----



                                                                  PAGE
                                                                  ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Balance Sheets - March 31, 1996  (Unaudited)  and             3
       December 31, 1995

     Statements of Operations - Three months ended                 4
       March 31, 1996 and 1995  (Unaudited)

     Statement of Cash Flows - Three months ended                  5
       March 31, 1996 and 1995  (Unaudited)


     Notes to Financial Statements (Unaudited)                     6


     Item 2.  Management's Discussion and Analysis (Unaudited)     7



PART II - OTHER INFORMATION

     Items 1 through 6.                                            7


     SIGNATURES                                                    8





     *  THE ACCOMPANYING FINANCIAL STATEMENTS ARE NOT
        COVERED BY AN INDEPENDENT CERTIFIED PUBLIC
        ACCOUNTANT'S REPORT.

                    MICROTECH MEDICAL SYSTEMS, INC.

                             BALANCE SHEET
                              (UNAUDITED)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                   1996                1995
                                                                               ------------        ------------

                                         ASSETS
                                         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                  $   515,608         $   506,519
    Certificates of deposit                                                        155,724             104,065
    Accounts receivable, net of allowance of $12,000                               108,576             116,274
    Inventory                                                                       55,431              56,631
                                                                                -----------         -----------
        Total current assets                                                       835,339             783,489

EQUIPMENT, AT COST                                                                 184,406             184,406
    Less accumulated depreciation and amortization                                (156,012)           (153,486)
                                                                                -----------         -----------
                                                                                    28,395              30,920

OTHER ASSETS:
    Deferred taxes                                                                  61,000              69,000
    Other                                                                              500                 500
                                                                                -----------         -----------
                                                                                    61,500              69,500
                                                                                -----------         -----------

TOTAL ASSETS                                                                   $   925,233         $   883,909
                                                                                ===========         ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                           $    21,670         $    39,424
    Income tax payable                                                              28,981              38,246
                                                                                -----------         -----------
        Total current liabilities                                                   50,651              77,670

STOCKHOLDERS' EQUITY:
    Common stock, $.0005 par value; 200,000,000 shares authorized,
        66,580,900 and 59,080,900 shares issued and outstanding                     33,290              29,540
    Additional paid-in-capital                                                   1,023,356           1,010,605
    Accumulated deficit                                                           (182,064)           (233,906)
                                                                                -----------         -----------
        Total stockholders' equity                                                 874,582             806,239
                                                                                -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   925,233         $   883,909
                                                                                ===========         ===========


         See accompanying notes to these financial statements

                    MICROTECH MEDICAL SYSTEMS, INC.

                       STATEMENTS OF OPERATIONS
                 FOR THREE MONTHS ENDED MARCH 31, 1996
                              (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ---------------------------------
                                                                                     1996                1995
                                                                                 ------------        ------------
NET SALES                                                                        $   108,499          $   123,790

    Less cost of goods sold                                                          (57,887)             (52,416)
                                                                                  -----------          -----------

GROSS PROFIT                                                                          50,612               71,374

OPERATING EXPENSES                                                                    18,297               25,471
                                                                                  -----------          -----------

INCOME FROM OPERATIONS                                                                32,315               45,902

OTHER INCOME (EXPENSE):
    Interest income                                                                    6,506                4,828
    Unauthorized transactions (recoveries) (Note 3)                                   33,091                   -
    Other, net                                                                         1,930                1,236
                                                                                  -----------          -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                     73,842               51,967

PROVISION FOR INCOME TAXES
    Current expense                                                                  (14,000)             (21,000)
    Deferred benefit                                                                  (8,000)                  -
                                                                                  -----------          -----------

                                                                                     (22,000)             (21,000)
                                                                                  -----------          -----------

NET INCOME                                                                       $    51,842          $    30,967
                                                                                  ===========          ===========

NET INCOME PER SHARE                                                             $      <F1>          $      <F1>
                                                                                  ===========          ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                                                     69,784,233           68,940,900
                                                                                  ===========          ===========
____________________

<F1>  Less than $.01 per share


         See accompanying notes to these financial statements

                    MICROTECH MEDICAL SYSTEMS, INC.

                       STATEMENTS OF CASH FLOWS
                 FOR THREE MONTHS ENDED MARCH 31, 1996
                              (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ---------------------------------
                                                                                     1996                1995
                                                                                 ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                    $    51,842          $    30,967
   Adjustments to reconcile net income to net cash from operating activities:
       Depreciation                                                                    2,526                1,629
       Unauthorized transaction (recoveries)                                         (33,091)                  -
       Deferred income taxes                                                           8,000                   -
       Changes in operating assets and liabilities:
         Accounts receivable                                                           7,698               (3,859)
         Inventory                                                                     1,200                   54
         Other assets                                                                 (1,659)               1,667
         Accounts payable - trade                                                    (17,754)              (7,434)
         Income tax payable                                                           (9,265)             (15,000)
                                                                                  -----------          -----------

    Net cash provided by operating activities                                          9,497                8,024

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments, former president                                                       33,091                   -
   Stock options exercised                                                            16,501
   Purchase of certificates of deposit                                               (50,000)                  -
                                                                                  -----------          -----------

     Net cash used in investing activities                                              (408)                  -
                                                                                  -----------          -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  9,089                8,024

CASH AND CASH EQUIVALENTS, beginning of period                                       506,519              509,400
                                                                                  -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                         $   515,608          $   517,424
                                                                                  ===========          ===========


         See accompanying notes to these financial statements

                    MICROTECH MEDICAL SYSTEMS, INC.
                    -------------------------------

                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------
                              (UNAUDITED)

1.   GENERAL:
     -------
     Microtech Medical Systems, Inc. (the Company) has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report Form 10-KSB for the year ended December 31, 1995.

2.   UNAUDITED INFORMATION:
     ---------------------
     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to reflect properly results of interim periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

3.   RECEIVABLE, FORMER PRESIDENT:
     ----------------------------
     The Company's former president was involved in various unauthorized transactions. These transactions totaled approximately $380,000. All amounts have been expensed in operations in the year incurred, net of recovery by the Company.

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

4.   STOCKHOLDERS EQUITY:
     -------------------
     In February 1996 the Board of Directors granted 3,000,000 options to the Company's two board members. The options are exercisable at $.02 per share for five years.

                    MICROTECH MEDICAL SYSTEMS, INC.
                    ------------------------------

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ---------------------------------------
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------
                              (UNAUDITED)



FINANCIAL CONDITION
- -------------------

     As of March 31, 1996, the Company's working capital was $785,000, an increase of approximately $ 79,000 from December 31, 1995.
     The increase is primarily attributable to net income from operations for the quarter. Inventories remained constant.

RESULTS OF OPERATIONS
- ---------------------

     Net income for the quarter ended March 31, 1996, before income taxes, was $ 73,842, compared to $51,967 for the quarter ended March 31, 1995. The increase is attributed to a repayment of unauthorized advances by the former president, which is included in other income.

PART II - OTHER INFORMATION
- ---------------------------

     Item 1 Through 6(a) - No response required.

     Item 6(b). No reports were filed on Form 8-K during the quarter ended March 31, 1996.

                               SIGNATURE




Pursuant to the requirements of The Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              MICROTECH MEDICAL SYSTEMS, INC.
                              -------------------------------
                                       (Registrant)




DATE:  5/8/96                 By:  Charles L. Diehl
     -------------------         ---------------------------------------
                                 Charles L. Diehl, President pro tempore
                                                             --- -------



DATE:  5/8/96                 By:  J. Kenneth McClatchy
     -------------------         ---------------------------------------
                                 J. Kenneth McClatchy, Secretary