Form 10-Q
period 1996-06-30
MICROTECH MEDICAL SYSTEMS INC
filed 1996-08-19
CIK 755720

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1996                 Commission File Number 2-94117-D
                  -------------                                        ---------



                         MICROTECH MEDICAL SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          COLORADO                                         84-0867911
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado            80903
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code            (719) 520-1800
                                                              --------------

 401 Laredo Street, Unit I, Aurora, Colorado, 80011
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed        Yes    X
all reports required to be filed by Section 13 or 15(d)           --------
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the         No
registrant was required to file such reports), and (2)            --------
has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Number of shares outstanding
               Class                                     at Aug 12, 1996
  -------------------------------                  -----------------------------
  Common stock,  $.0005 par value                       59,080,900 shares

FORM 10-Q
2nd QUARTER





                                      INDEX
                                      -----

                                                                          PAGE
                                                                          ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements*

     Balance Sheets - June 30, 1996 (Unaudited) and
       December 31, 1995                                                     3

     Statements of  Operations - Three months ended
       June 30, 1996 and 1995 and six months ended
       June 30, 1996 and 1995 (Unaudited)                                    4

     Statement of Cash Flows - Six months ended
       June 30, 1996  (Unaudited)                                            5


     Notes to Financial Statements (Unaudited)                               6


     Item 2.  Management's Discussion and Analysis (Unaudited)               8



PART II - OTHER INFORMATION

     Items 1 through 6.                                                      9


     SIGNATURES                                                             10




     * The accompanying financial statements are not covered by an independent certified public accountant's report.


                        MICROTECH MEDICAL SYSTEMS, INC.

                                 BALANCE SHEETS
                                   (Unaudited)


                                                                                   JUNE 30            DECEMBER 31,
                                                                                     1996                 1995
                                                                                     ----                 ----
                                     ASSETS
                                     ------

CURRENT ASSETS:
       Cash and cash equivalents                                                 $ 1,054,942          $   506,519
       Marketable securities                                                         156,975              104,065
       Current assets of discontinued operations                                     132,572              172,905
                                                                                 -----------          -----------
             Tota current assets                                                   1,344,489              783,489


OTHER ASSETS:
       Deferred taxes                                                                   --                 69,000
       Assets of discontinued operations                                              28,733               31,420
                                                                                 -----------          -----------
                                                                                      28,733              100,420
                                                                                 -----------          -----------
TOTAL ASSETS                                                                     $ 1,373,222          $   883,909
                                                                                 ===========          ===========



                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
       Accounts payable                                                          $      --            $      --
       Income tax payable                                                             99,746                 --
       Current Liabilities of discontinued operations                                 47,166               77,670
                                                                                 -----------          -----------
                 Total current liabilities                                           146,912               77,670


STOCKHOLDERS' EQUITY:
      Common stock, $.0005 par value; 200,000,000 shares authorized,
           59,080,900 shares issued and outstanding                                   33,290               29,540
       Additional paid-in capital                                                  1,023,358            1,010,605
       Retained earnings (accumulated deficit)                                       169,662             (233,906)
                                                                                 -----------          -----------
                        Total stockholders' equity                                 1,226,310              806,239
                                                                                 -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,373,222          $   883,909
                                                                                 ===========          ===========


              See accompanying notes to these financial statements



                         MICROTECH MEDICAL SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                       FOR SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)



                                                                     THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                          JUNE 30,                               JUNE 30,
                                                               ------------------------------       -------------------------------
                                                                  1996               1995                1996              1995
                                                                  ----               ----                ----              ----
NET SALES                                                      $      *           $      *           $      *          $       *

   Less cost of goods sold                                            *                  *                  *                  *
                                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                                          *                  *                  *                  *

OPERATING EXPENSES                                                  27,383              5,862             30,693             15,022

(LOSS) FROM CONTINUING OPERATIONS                                  (27,383)            (5,862)           (30,693)           (15,022)

OTHER INCOME (EXPENSE):
    Interest income                                                  6,340              6,099             12,846             10,927
    Unauthorized transactions                                      499,346               *               532,437               *
                                                               -----------        -----------        -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES AND                              478,303                237            514,590             (4,095)
   DISCONTINUED OPERATIONS

PROVISION FOR INCOME TAXES
     Current expense                                               (72,000)              *               (72,000)           (32,000)
     Deferred tax                                                  (61,000)              *               (69,000)              *
                                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS) BEFORE DISCONTINUED
   OPERATIONS                                                      345,303                237            373,590            (36,095)

DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                               6,424             23,776             29,979             91,074
                                                               -----------        -----------        -----------        -----------

NET INCOME                                                     $   351,727        $    24,013        $   403,569        $    54,979
                                                               ===========        ===========        ===========        ===========

NET INCOME PER SHARE                                           $      *           $      *           $      *           $      *
                                                               ===========        ===========        ===========        ===========



WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                          71,020,900         69,018,995         70,425,900         68,979,948
                                                               ===========        ===========        ===========        ===========


- -------------
* Less than $.01 per share


              See accompanying notes to these financial statements


                         MICROTECH MEDICAL SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS
                       FOR SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)


                                                                                                    JUNE 30,
                                                                                        ----------------------------------
                                                                                            1996                  1995

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $   403,569            $   54,979
      Adjustments to reconcile net income to net cash from operating activities:
               Depreciation and  amortization                                                 4,686                 3,257
               Unauthorized transaction losses (recoveries)                                (532,437)                 --
               Deferred taxes                                                                69,000                  --
               Changes in assets and liabilities related to
                   Discontinued operations:
                       Other assets                                                          (2,910)                 --
                       Discontinued operations                                                9,829                 21,162
                       Income tax payable                                                    99,746                (11,100)
                                                                                         ----------             ----------

           Net cash provided by (used in) operating activities                               51,483                 68,298

CASH FLOWS FROM INVESTING ACTIVITIES:
      Repayments, former president                                                          532,437
      Purchase of property and equipment                                                     (1,998)               (22,000)
      Purchase of certificate of deposit                                                    (50,000)                 --
                                                                                         ----------             ----------

           Net cash used in investing activities                                            480,439                (22,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Stock options exercised                                                                16,501                  --
                                                                                         ----------             ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            548,423                 46,298

CASH AND CASH EQUIVALENTS, beginning of period                                              506,519                509,400
                                                                                         ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                                                 $1,054,942             $  555,698
                                                                                         ==========             ==========



              See accompanying notes to these financial statements

                         MICROTECH MEDICAL SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.  GENERAL:

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

3.  STOCKHOLDERS EQUITY:

In February 1996 the Board of Directors granted 3,000,000 options to the Company's two board members. The options are exercisable at $.02 per share for five years.

4.  SALE OF FORMER OFFICERS' COMMON STOCK:

On June 27, 1996, the Company's former president, (Kilgore) sold 26,835,000 shares of his common stock, representing 40.3% of the Company's outstanding common stock, to a new control group for approximately $562,000 in cash. Kilgore used $498,346 of the proceeds to repay a then outstanding note receivable and related interest from the Company to him. This note receivable had been previously fully reserved, which along with other prior payments by Kilgore resulted in other income of $532,000 being recorded in the financial statements.

In connection with the sale agreement, the two prior members of the Company's Board of Directors resigned and four new Board members and three new officers affiliated with the new control group were appointed. The prior directors and Kilgore retained their currently outstanding options to purchase an aggregate of 7,000,000 shares of common stock (4,000,000 options exercisable at $.001 and 3,000,000 options exercisable at $.02).

NOTES TO FINANCIAL STATEMENTS CONT.



As additional consideration for the sale of shares, the new control group agreed to submit to the shareholders for approval the sale of the Company's medical test kit manufacturing operations to Kilgore (see Note 5).

5.  DISCONTINUED CONTINUAL OPERATIONS:

As part of the sale of common stock by Kilgore, the Company entered into an asset purchase agreement dated June 27, 1996, pursuant to which the Company has agreed to sell, subject to shareholder approval, its medical test kit manufacturing operations, including all licenses, inventories, and operating assets to Kilgore for $251,000. In payment for the assets, Kilgore will deliver $1,000 in cash and a note for $250,000. The note will bear interest at prime plus 1%, and will be due and payable on June 1, 2001. The note will be collateralized by Kilgore's options and certain other collateral paper held by Kilgore.

As the Company intends to divest itself of the medical test kit operations, such operations and related assets and liabilities have been reflected as discontinued operations in the accompanying financial statements. Income from the medical test kit manufacturing operations from June 12, 1996 (the proposed effective date of the sale), have been deferred. Such amount has been immaterial through June 30, 1996. If the sale is approved by the shareholders, the related gain from the sale will be deferred until the note receivable is collected.

6.  SUBSEQUENT EVENT:

In July 1996, the Company made the following cash advances to affiliated corporations for the following purposes:

* Galley Rodeo International (a public company in which the control group managed the corporation) - $ 450,000 purchase of $ 500,000 note receivable.

* InnerCircle Group Incorporated (a management company owned by the control group) - $130,000 for management fees pursuant to management service contract.

* Galley Rodeo International (a public company in which the control group managed the corporation) - $ 200,000 purchase of $ 208,000 note receivable.

The Company has also purchased and sold various real estate lots which have resulted in a gain to the Company.

                         MICROTECH MEDICAL SYSTEMS, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


GENERAL:

The Company's financial condition and results of operations are directly affected by the following transactions.

On June 27, 1996, the Company's former president, (Kilgore) sold 26,835,000 shares of his common stock, representing 40.3% of the Company's outstanding common stock, to a new Control Group for approximately $562,000 in cash. Kilgore used approximately $500,000 of these proceeds to repay a then outstanding note receivable and related interest from the Company to him. This note receivable had been previously fully reserved, which along with other prior payments by Kilgore, resulted in other income of $532,000 being recorded in the financial statements.

In connection with the sale agreement, the two prior members of the Company's Board of Directors resigned and four new Board members and three new officers affiliated with the new Control Group were appointed. As part of the sale of common stock by Kilgore, the Company has agreed to sell, subject to shareholder approval, its medical test kit manufacturing operations, including all licenses, inventories, and operating assets to Kilgore for a note of $250,000, plus $1,000 in cash.

As the Company intends to divest itself of the medical test kit operations, such
operations   and  related  assets  and   liabilities   have  been  reflected  as
discontinued operations in the accompanying financial statements.

The Company intends to take advantage of real estate markets and opportunities, especially those in Colorado for its planned future operations.

FINANCIAL CONDITION

As of June 30, 1996, the Company's working capital was approximately $1,200,000, an increase of approximately $500,000 from December 31, 1995. The increase is primarily attributable to the repayment by the Company's former president
(Kilgore) a note receivable of $532,000, which had been previously fully reserved by the Company. Subsequent to June 30, 1996, working capital decreased by the following disbursements:

         o $65,000 per month for services provided by an entity owned by Control Group commencing July 1996 under a management services contract.

         o $450,000 to purchase a $500,000 mortgage note receivable due from an unaffiliated company. This note was previously held by a public company, which is managed by the Control Group.

         o Purchase of approximately $300,000 in undeveloped real property. The substantial portion of this property has been subsequently resold at a profit or is under contract for sale.

RESULT OF OPERATIONS:

As the Company's Board of Directors has decided to sell the medical test kit manufacturing business, the statement of operations has been restated to reflect these operations as discontinued operations. The other remaining operating expenses relate primarily to professional fees paid by the Company associated with being a public entity. Other income represents interest from investments and recovery of previously reserved amounts, plus interest and related costs, related to the prior unauthorized transactions by Kilgore.

Discontinued operations represent income through June 12, 1996 related to the prior medical test kit manufacturing operations. Income after June 12, 1996, which has not been significant, related to the medical test kit business has been deferred as it will be retained by Kilgore, if the sale is approved. No gain will be recognized on the sale to the medical business to Kilgore, but rather deferred until cash is received on the underlying note given by Kilgore as consideration of the purchase of the business.

Income tax expense differs from the expected Federal income tax rate due to recovery of the valuation allowance previously provided on the deferred tax asset related to the allowance for amounts previously due from Kilgore.



PART II - OTHER INFORMATION

Item 1 Through 5 - No response required.

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibits

                  27*  Financial Data Schedule.

         (b)  Reports on Form 8-K

                  No reports were filed on Form 8-K during the quarter ended June 30, 1996.

*        This exhibit will be filed by amendment.

                                    SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         MICROTECH MEDICAL SYSTEMS, INC.
                                  (Registrant)




DATE:           8/16/96           BY:       /s/ Kenneth M. Cahill
          ------------------          ---------------------------------------
                                                KENNETH M. CAHILL, PRESIDENT



DATE:           8/16/96           BY:       /s/ J. Royce Renfrow
          ------------------          ---------------------------------------
                                                J. ROYCE RENFROW, SECRETARY


DATE:           8/16/96           BY:       /s/ James A. Humpal
          ------------------          ---------------------------------------
                                                JAMES A. HUMPAL, TREASURER
                                                Principal Financial Officer