Form 10QSB/A
period 1996-06-30
MICROTECH MEDICAL SYSTEMS INC
filed 1996-10-15
CIK 755720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


         (Mark One)

         ( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996
                                                 -------------

                                       or

         (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _________


                        Commission File Number 2-94117-D
                                               ---------

                         MICROTECH MEDICAL SYSTEMS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


            COLORADO                                       84-0867911
            --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification Number)


2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado          80903
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                            (Zip Code)

        Registrant's telephone number, including area code (719) 520-1800
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of August 12, 1996, there were 59,080,900 shares of Common Stock outstanding.

                                EXPLANATORY NOTE


         This Form 10-QSB/A constitutes Amendment No. 1 to the Form 10-Q for the quarter ended June 30, 1996, filed by the Company on August 19, 1996, and is being filed solely for the purpose of filing Exhibit 27, Financial Data Schedule.

Item 6 - Exhibits and reports on Form 8-K.

          (a)  Exhibit

                  27  Financial Data Schedule.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    MICROTECH MEDICAL SYSTEMS, INC.
                                    -------------------------------
                                             (Registrant)



DATE:          10/14/96                    BY:  /s/ J. Royce Renfrow
      ----------------------                   --------------------------------
                                                    J. ROYCE RENFROW, SECRETARY


DATE:          10/14/96                    BY:  /s/ James A. Humpal
      -----------------------                  --------------------------------
                                                    JAMES A. HUMPAL, TREASURER
                                                    Principal Financial Officer