Form 10-Q
period 1996-09-30
MICROTECH MEDICAL SYSTEMS INC
filed 1996-11-13
CIK 755720

SECURITIES AND EXCHANGE COMMISSION Washington D.C. 2054

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996           Commission File Number 2-94117-D


                               ECLIPSE CORPORATION
                                 _____________
             (Exact name of registrant as specified in its charter)


COLORADO
                                                                 84-0867911
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2   North Cascade Avenue, Suite 330, Colorado Springs, Colorado      80903
--------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


Registrant's telephone number, including area code    (719) 520-1800

                         MICROTECH MEDICAL SYSTEMS, INC.
              (Former name, former address and former fiscal year,
                         if changed since last report.)



Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)  Yes X        No___
of the Securities Exchange Act of 1934 during the pre-ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                 Number of shares outstanding
              Class                                   at November 14, 1996
 -------------------------------------           --------------------------
 Common stock,  $.0005 par value                     73,830,900 shares


FORM 10-Q
3rd QUARTER

                                      INDEX
                                                                PAGE

PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements *

         Balance Sheets - September 30, 1996  (Unaudited)  and
             December 31, 1995                                    3

         Statements of Operations - Three months ended
             September 30, 1996 and 1995 and nine months ended
             September 30, 1996 and 1995 (Unaudited).             4

         Statement of Cash Flows - Nine months ended
             September 30, 1996  (Unaudited)                      5


         Notes to Financial Statements (Unaudited)                6

         Item 2.  Management's Discussion and
          Analysis (Unaudited)                                    8

PART II - OTHER INFORMATION
         Items 1 through 6.                                       9


         SIGNATURES                                              10

     * The accompanying financial statements are not covered by an independent certified public accountant's report.

 Part 1. Financial Information
 Item 1. Financial Statements

                        ECLIPSE CORPORATION
                    Consolidated Balance Sheets
                            (Unaudited)

                                     ASSETS
                                                          September 30, December 31,
                                                                 1996          1995
                                                                -----------------
                                                            (unaudited)
     CURRENT ASSETS
        Cash and cash equivalents .....................   $    21,219   $   506,519
        Marketable securities .........................        52,012       104,065
        Notes receivable - net ........................       674,792          --
        Accrued interest receivable ...................        12,875
        Prepaid expenses ..............................       145,413          --
                                                              -------
           Total Current Assets .......................       906,311       610,584

     LAND HELD FOR FUTURE DEVELOPMENT .................       713,183          --

     OTHER ASSETS
        Note receivable ...............................       250,000
        Deposit .......................................        10,219          --
        s
        Deferred taxes ................................        53,000        69,000
        Assets of discontinued operations .............         1,500       204,325
                                                                -----       -------

     TOTAL ASSETS .....................................   $ 1,934,213   $   883,909
                                                          ===========   ===========

                LIABILITIES AND STOCKHOLDERS'EQUITY

     CURRENT LIABILITIES
        Current maturities of long-term debt ..........     $ 303,954    $     --
        Accounts payable ..............................       101,609
        Accrued liabilities ...........................        12,958          --
        Current liabilities of discontinued operations         58,443        77,670
                                                               ------        ------
           Total current liabilities ..................       476,963        77,670

     DEFERRED GAIN ON SALE OF BUSINESS ................       168,971          --

     STOCKHOLDERS'EQUITY
        Common stock, 1 00,000,000 shares, $.0005 par value;
           66,580,900 and 59,080,900 shares issued and
           outstanding September 30, 1996 and December 31,
           1995, respectively .........................        36,403        29,540
        Additional Paid in Capital ....................     1,186,450     1,010,605
        Accumulated deficit ...........................        65,426      (233,906)
                                                               ------      --------
           Total stockholders' equity .................     1,288,279       806,239
                                                            ---------       -------

     TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY            $ 1,934,213    $  883,909
                                                          ===========    ==========

                 See accompanying notes to these financial statements.

                                 3

                        ECLIPSE CORPORATION

               Consolidated Statements of Operations
             For Nine Months Ended September 30, 1996
                            (Unaudited)


                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                             1996            1995            1996           1995
                                             ---------------------------------------------------
 NET SALES ........................   $    499,011    $       --     $    499,011    $       --
COST OF GOODS SOLD ................        412,698            --          412,698            --
                                           -------                        -------
 GROSS PROFIT .....................         86,313            --           86,313            --

OPERATING EXPENSES ................        294,409            --          294,409          50,505
                                           -------                        -------          ------

(LOSS) FROM CONTINUING OPERATIONS .       (208,096)           --         (208,096)        (50,505)

OTHER INCOME (EXPENSES):
   Other expenses .................         (5,466)           --           (5,466)         (2,002)
   Gain on sale of assets .........           --              --             --             6,000
   Interest income (expense), net .         32,947            --           32,947          16,940
   Unauthorized transactions ......        532,437            --          532,437            --

INCOME (LOSS) BEFORE INCOME TAXES
   AND DISCONTINUED OPERATIONS ....        351,822            --          351,822         (29,567)

PROVISION FOR INCOME TAXES ........         27,000            --           27,000          31,000
                                            ------                         ------          ------

INCOME (LOSS) BEFORE DISCONTINUED
   OPERATIONS .....................        324,822            --          324,822         (60,567)

DISCONTINUED OPERATIONS, NET OF TAX           --            22,202        (25,490)        137,183
                                                            ------        -------         -------

NET INCOME (LOSS) .................   $    324,822    $     22,202   $    299,332    $     76,616
                                      ============    ============   ============    ============

INCOME (LOSS) PER SHARE ...........   $     0.0046    $     0.0003   $     0.0042    $     0.0011
                                      ============    ============   ============    ============

WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT SHARES
   OUTSTANDING ....................     70,514,233      66,845,900     70,514,233      69,433,598
                                        ==========      ==========     ==========      ==========



       See accompanying notes to these financial statements.

                        ECLIPSE CORPORATION

                     STATEMENTS OF CASH FLOWS

                FOR NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
                                   (Unaudited)

                                                    September 30,
                                                        1996     1995
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ........................   $   299,332    $    76,616
   Adjustments to reconcile net income to
     net cash from operating activities:
         Depreciation and amortization ......         4,878          4,886
         Gain on sale .......................          (858)          --
         Unauthorized transactions ..........      (532,437)          --
         Deferred taxes .....................        16,000           --
         Accrued interest ...................       (12,875)          --
         Prepaid expenses ...................      (155,632)          --
         Accounts payable ...................       101,609           --
         Accrued liabilities ................         5,273           --
         Changes in assets and liabilities
          related to Discontinued Operations:
            Income tax payable ..............         7,685        (14,100)
            Discontinued Operations .........       201,983        (15,679)
                                                    -------        -------

      Net cash provided by (used in)
          operating activities ..............       (65,042)        51,723

CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayments, former president .............       532,437           --
   Purchase notes receivable - net ..........      (674,792)          --
   Purchase certificate of deposit ..........       (50,000)          --
   Proceeds on sale of fixed assets .........       251,000           --
   Land for resale ..........................      (713,183)          --
   Capital expenditures .....................        (1,998)       (22,000)
                                                     ------        -------

      Net cash provided by (used in)
          investing activities ..............    (1,188,973)       (22,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt, net ........       303,954           --
   Notes receivable assigned for
          purchase of land ..................       230,000           --
   Stock issued for purchase of land ........       166,207           --
   Stock options exercised ..................        16,501           --

      Net cash provided by (used in)
          financing activities ..............       716,662           --
                                                    -------

      Net increase (decrease) ...............      (537,353)        29,723

CASH AT BEGINNING OF PERIOD .................       610,584        509,400
                                                    -------        -------

CASH AT END OF PERIOD .......................   $    73,231    $   539,123
                                                ===========    ===========

       See accompanying notes to these financial statements.

                               ECLIPSE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)




1.  GENERAL:
------------


     ECLIPSE CORPORATION (the Company) has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report Form 10-KSB for the year ended December 31, 1995.

2.  UNAUDITED INFORMATION:
--------------------------

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

3.  STOCKHOLDERS EQUITY:
------------------------

     In February 1996 the Board of Directors granted 3,000,000 options to the Company's two board members. The options are exercisable at $.02 per share for five years.

4.  DISCONTINUED CONTINED OPERATIONS:
-------------------------------------

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

     As the Company intends to divest itself of the medical test kit operations, such operations and related assets and liabilities have been reflected as discontinued operations in the accompanying financial statements. Income from the medical test kit manufacturing operations from June 12, 1996 (effective date of the sale), have been classified as discontinued operations. Such amount has been immaterial through June 30, 1996. The gain from the sale will be deferred until the note receivable is collected.

     The  sale  of  the  medical  test  kit   operations  was  approved  by  the
shareholders at the annual meeting held on October 10, 1996.

6.  SUBSEQUENT EVENT:
---------------------

     Subsequent to September 30, 1996, the Company entered into the following the following transactions for the following purposes:

     * Purchased approximately 30 platted and 25 unplatted lots from Glacier Valley Holding Corporation for a consideration of $700,000 consisting assignment of negotiable instruments and contracts of face value of $230,000 and issuance of 6,250,000 shares of restricted common stock in the Company. The transaction has been booked as of September 30, 1996, the date of the purchase contract. The transaction was closed October 10, 1996.

     * Issued 1,000,000 shares of restricted common stock to former director and president protem Charles L. Diehl pursuant to preexisting stock option granted December 11, 1992 by the previous Board of Directors in exchange for payment of $1,000.00.

     * The Company pursuant to shareholder approval at their October 10, 1996 meeting changed its name from Microtech Medical Systems, Inc., to Eclipse Corporation effective November 1, 1996.

     * The Company's shareholders at the October 10, 1996 annual meeting approved the sale of the Company's medical test kit manufacturing operation to its former president and employee, Jerry G. Kilgore under previous contract. Under the agreement, the Company has agreed to pay certain benefits to Mr. Kilgore of approximately $55,000.

                               ECLIPSE CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

General:
--------

     The Company's financial condition and results of operations are directly affected by the following transactions.

     The Company has agreed to sell, subject to shareholder approval, its medical test kit manufacturing operations, including all licenses, inventories, and fixed assets to Kilgore for a note of $250,000, plus $1,000 in cash. This
Following shareholder approval, this transaction will be closed in the 4th quarter.

     As the Company intends to divest itself of the medical test kit operations, such operations and related assets and liabilities have been reflected as discontinued operations in the accompanying financial statements.

     The Company contracted with Glacier Valley Holding Corporation September 30, 1996 to purchase a portion of the Community at Bear Creek, a modular home subdivision located in Colorado Springs, Colorado. The real estate under contract consists of approximately 30 platted and 25 unplatted lots. This transaction was closed October 10, 1996, and is reflected on the Company's balance sheet as of September 30, 1996.

Financial Condition
-------------------


     As of September 30, 1996, the Company's working capital was approximately $429,000, a decrease of approximately $104,000 from December 31, 1995. The decrease is primarily attributable to the following:



     * Assumption of short-term debt of $304,0000 as part of the acquisition of the Community at Bear Creek.

     * $65,000 per month for services provided by an entity owned by Control Group commencing July 1996 under a management services contract.

     * $450,000 to purchase a $500,000 mortgage note receivable due from an unaffiliated company. This note was previously held by a public company, which is managed by the Control Group.

     * $200,000 to purchase $208,000 mortgage note receivable due from an affiliated company.

Result of Operations:
---------------------

     As the Company's Board of Directors has decided to sell the medical test kit manufacturing business, the statement of operations has been restated to reflect these operations as discontinued operations. The other remaining operating expenses relate primarily to professional fees paid by the Company associated with being a public entity.

     Discontinued operations represent income through June 12, 1996 related to the prior medical test kit manufacturing operations. Income after June 12, 1996, which has not been significant, related to the medical test kit business has been retained by Kilgore. The gain will be deferred on the sale to the medical business to Kilgore, until cash is received on the underlying note given by Kilgore as consideration of the purchase of the business. The note will be secured by a Security and Pledge Agreement.

     Income tax expense differs from the expected Federal income tax rate due to recovery of the valuation allowance previously provided on deferred tax assets related to the allowance for amounts previously due from Kilgore.


PART II -OTHER INFORMATION
---------------------------

Item 1 Through 5 - No response required..


Item 6 -  Exhibits and reports on Form 8-K.

     (a) Exhibits 27* Financial Data Schedule.

     (b) Reports on Form 8-K A Form 8-K was filed August 26, 1996 regarding management change.

                                    SIGNATURE




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ECLIPSE CORPORATION
                               -------------------
                                  (Registrant)




DATE:           8/16/96              BY: /s/ Kenneth M. Cahill
                                         KENNETH M. CAHILL, PRESIDENT

DATE:           8/16/96              BY: /s/ J. Royce Renfrow
                                         J. ROYCE RENFROW, SECRETARY


DATE:          8/16/96               BY: /s/ James A. Humpal
                                         JAMES A. HUMPAL, TREASURER
                                         Principal Financial Officer