Form 10KSB
period 1996-12-31
ECLIPSE CORP/CO
filed 1997-04-15
CIK 755720

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-KSB



[X]  ANNUAL  REPORT  UNDER  SECTION 13 OR 15  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15 OF THE  SECURITIES
     EXCHANGE ACT OF 1934

               Commission file number:  2-94117-D


                               Eclipse Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

           COLORADO                                       84-0867911
  (State or Other Jurisdiction                        (I.R.S. Employer
 of Incorporation or Organization)                   Identification No.)


Holly Sugar Building, Suite 330, 2 N. Cascade Avenue,Colorado Springs,CO  80903
                     (Address of Principal Executive Office)          (Zip Code)

                    Issuer's telephone number: (719) 520-1800

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes _X_    No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ X ]

State   issuer's  revenues  for  its  most  recent  fiscal  year:  $ 705,279
                                                                   ---------
     The aggregate market value of the voting stock held by non- affiliates (40,769,400 shares of Common Stock) was $774,618.60 as of March 11, 1997. The stock price for computation purposes was $0.019, based on the closing sale price for the Registrant's Common Stock on NASDAQ OTC Bulletin Board on March 11, 1997. This value is not intended to be a representation as to the value or worth of the Registrant's shares of Common Stock. The number of shares of non-affiliates of the Registrant has been calculated by subtracting shares held by persons affiliated with the Registrant from outstanding shares. For purposes of this calculation, each of the Registrant's officers, directors and persons holding 5% or more of the outstanding Common Stock is deemed to be an affiliate. The number of shares outstanding of the Registrant's Common Stock as of March 11, 1997 was 87,349,400 shares.

                              ECLIPSE CORPORATION

                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

                                                             Page

PART I

     Item 1. DESCRIPTION OF BUSINESS  .......................         3

     Item 2. DESCRIPTION OF PROPERTIES  .....................         7

     Item 3.  LEGAL PROCEEDINGS .............................         8

     Item 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER        8

PART II

     Item 5.MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS .............................         8

     Item 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .............         9

     Item 7. FINANCIAL STATEMENTS  ..........................        11

     Item 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE .............        11

PART III

     Item 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS  -  COMPLIANCE WITH  SECTION  16(a)  OF
               THE EXCHANGE ACT  .............................       11

     Item 10.  EXECUTIVE COMPENSATION  .......................       13

     Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT .......................................       13

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS         14

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K  ...............      17

                             PART I


Item 1.  DESCRIPTION OF BUSINESS

     (a) Business Development.
     -------------------------

     Eclipse Corporation, a Colorado corporation (the"Company"), was organized on December 8, 1981, under the name, "Microtech Medical Systems, Inc." The Company initially engaged in the development, assembly and marketing of microdilution test panels used by microbiology laboratories, clinics and doctors' offices in performing antibiotic susceptibility testing and identification of bacteria procedures.

     On October 10, 1996 the Company's shareholders approved the sale of its medical-related enterprises in connection with the Company's entry into manufactured housing, real estate, and related businesses. At that time, the Company changed its name to Eclipse Corporation. The Company is currently engaged in the development, marketing and sale of manufactured housing and subdivision lots designed and designated for manufactured housing.

      (b)   Business  of Issuer.
      ----------------------------

     The Company is operating as a dealer of manufactured homes, directly and through sub-dealers, and as a developer of subdivisions catering to the manufactured housing industry. The Company, until the sale of its medical industry related business, also developed, assembled and marketed medical test kits.

Prior Medical Test Kit Business

     The Company entered into an asset purchase agreement dated June 27, 1996 with the Company's prior manager, Jerry G. Kilgore, pursuant to which the Company sold its medical test kit business to Mr. Kilgore effective June 12, 1996. Since June 12, 1996 the subject line of business has been treated as a discontinued operation. The sale of the medical test kit manufacturing operation, including licenses, inventories and operating assets was approved by the Company's shareholders on October 10, 1996. Under present management, the Company entered the real estate industry, with particular emphasis upon manufactured housing.

     The Company's name was changed to Eclipse Corporation following shareholder approval of October 10, 1996 and the Company's executive offices relocated to 2
N. Cascade Avenue, Holly Sugar Building, Suite 330, Colorado Springs, CO, 80903. The telephone number is 719/520-1800 and the telecopy number is 719/520-1824.

Real Property Development - Community at Bear Creek

     On September 30, 1996, the Company purchased 30 platted and approximately 25 unplatted lots located in the Community at Bear Creek in Colorado Springs, El Paso County, Colorado. The Community at Bear Creek is a subdivision specifically zoned for manufactured housing. The Company has models on display and a sales facility located within the subdivision. The property was acquired by the Company from Glacier Valley Holding Corporation in consideration of $700,000, consisting of the assignment of negotiable instruments and contracts in the face value of $230,000, and the issuance of 6,250,000 shares of restricted common stock in the Company, and the assumption of a note in the amount of $303,973.00 secured by a Deed of Trust upon the property. The subdivision is located on the west side of Colorado Springs, Colorado in a scenic area.

     Products and Services

     Subdivision lots located at Bear Creek are anticipated to be specifically designed and platted to accommodate manufactured homes. These lots are anticipated to be integrated into the broader Community at Bear Creek, which includes common areas and other amenities, as well as a homeowners' association to provide and maintain such amenities. The homeowners' association has previously been established at an adjacent portion of the development.

     Development

     The Company intends to complete final construction and development of the lots located in its portion of the Community at Bear Creek during 1997. Based upon preliminary construction budget estimates obtained by the Company, it is currently estimated that the lot development will require $500,000 to complete. While the Company currently has assets which could be converted into working capital for such development, the Company is actively seeking alternative financing in the form of equity investments and/or the incurrence of additional debt. There can be no assurance that the Company will be able to obtain such financing, however. Additionally, there is no assurance that the lots can be sold for the projected price, although the Company anticipates that the Company's portion of the Community at Bear Creek, when developed, will generate an approximate cash flow of $700,000.

     The Company is currently examining the possibility of acquiring additional portions of the Community at Bear Creek. The Company intends to market the lots through its on-site models, sales office and through advertising.

     Major Customers

     The Company anticipates its major customers will fall into two categories. The first category is other manufactured housing dealers who have previously purchased lots located within the Community at Bear Creek and other manufactured housing dealers who wish to do so. Typically, sales to manufactured housing dealers are made in blocks of several lots per transaction to dealers who are motivated to create additional outlets for manufactured housing units sold through their dealerships. The second group of customers which the Company anticipates are those resulting from direct sales through the Company's manufactured housing dealership division discussed below.

     Government Regulation

     A portion of the lots purchased by the Company located in the Community at Bear Creek are already platted in sizes designed to accommodate double- and triple-wide manufactured houses. The remaining lots acquired by the Company are currently platted as single-wide lots. The Company is currently filing new applications with governmental authorities to re-plat that portion of the project acquired for purposes of lot sizes, road re-alignment, etc. [The Company's final development plans are currently being reviewed the by City of Colorado Springs Planning, Development and Finance Department prior to their implementation. Presently, the City of Colorado Springs has not agreed to the specific plans proposed by the Company. However, the Company feels that such approval will be forthcoming. Such governmental approval may require alteration in the Company's development plans, and there is no assurance that approval, if obtained, will not require the Company to incur increased development costs.]

     Competition

     The Company faces competition from the existing Phase I development of the Community at Bear Creek, as well as potential of additional available ground development at the Community at Bear Creek. Competition comes from existing companies with lots or potential lots in nearly the same location as those owned by the Company. There can be no assurance that the Company will be able to competitively price its lots with those owned by other developers. Additionally, the Community at Bear Creek, in general, faces competition from other manufactured home communities and individual real estate parcel sales located in areas adjacent to or near the City of Colorado Springs, as well as competition from builders of traditionally-built houses which are also able to compete in the low-end housing market (under $125,000).

     Business Outlook

     In the last few years, the demand for manufactured housing has increased within the United States and, particularly, within the El Paso County area. The Company feels the potential for the low cost housing market within its targeted region will continue to be strong. The lots owned by the Company at the Community at Bear Creek will permit home sales in the under-$125,000 market. First home buyers and seniors appear to be the most likely prospective purchasers at this time. Accordingly, the Company intends to continue to emphasize the area of manufactured housing, and, to that end, the Company is currently reviewing the feasibility of acquiring additional manufactured housing subdivisions or participating in additional business ventures in the area of manufactured housing through mergers, acquisitions, joint ventures or other business related transactions. The Company has reviewed several such prospects, but has not entered into any agreements or letters of intent to acquire or merge with any particular company. The Company has not conducted, nor have others made available to it, results of any market research studies which show the Company's contemplated business activities to be capable of further implementation.

     In the event the Company is unable to complete a merger/acquisition, the Company will continue to use its best efforts to market and expand its existing subdivision. There can be no assurance that the Company will be successful in the acquisition or development of new subdivisions or have sufficient resources to do so.

Manufactured Housing Dealership

     The Company has acquired a manufactured housing dealership. On August 1, 1996, the Company entered into an agreement with Columbine Home Sales llc to manage its manufactured housing dealership. Subsequently, pursuant to option, the Company acquired portions of the assets of Columbine Home Sales llc and became a full-fledged manufactured housing dealer on November 1, 1996. The manufactured housing dealership was acquired by the Company for a total purchase price of $289,074.91, consisting of the following:

     1. 13,500,000 shares of restricted Common Stock of the Company;
     2.   $29,000 cash;
     3.   $14,151.63 management fee forgiveness; and
     4. $95,873.38, representing future adjustable proceeds from the sale of certain manufactured homes acquired from the seller.

     For purposes of determining the purchase price, the fair market value assigned by the Company to the restricted Common Stock of the Company was determined by the Board to be $.011 per share. The Company additionally granted the seller a three-year option to purchase additional shares of restricted Common Stock of the Company up to 13,500,000 shares at $.035 per share.

     Products and Services

     The Company's manufactured home dealership division is a dealer for the following manufacturers: Silver Crest, Western Homes Construction, Palm Harbor Homes, Masterpiece Homes, Redman Homes, Cavco Litchfield, Guerdon Homes, Oak Creek Homes, American Homestar Corporation, Silver Creek Homes, Showcase Homes and Perfect Steel Systems. It has floorline credit financing through Greentree Financial Services, Inc., and Deutsche Financial Services Corporation. The Company's manufactured home dealership has sub-dealer agreements with Grantham Realty of Ordway, Colorado, and Outpost Homes Company of Walsenburg, Colorado. The Company's sales and services with respect to manufactured homes are centered around its models located at the Community at Bear Creek discussed above, and at its retail lot facility located in Colorado Springs, Colorado, which houses its office for manufactured housing sales, as well as model show homes.

     Product Development

     The Company has an on-going program of developing and updating its product line to improve its sales and to increase its regional share of the manufactured home market. The Company maintains contact with major manufacturers in order to broaden not only the sources, but also the availability, of new and existing products. The Company is also intending to increase the number of sub-dealers with which it has contractual relations in order to maintain or increase its competitive position within the regional manufactured housing industry. The Company feels failure to do so would have a negative effect upon the Company's ability to increase sales. As the Company is dependent upon its relationships with manufacturers, the importance of broadening the availability of manufacturer's represented is significant, especially in view of the need of supply sources during periods of maximum activity in seasonal home business. A broad source of supply enables the Company to conserve working capital and reduces its dependence upon floorline financing in order to assure its ability to meet customer requirements and a variety of products to offer.

     Major Customers

     The Company is presently not dependent on any major customers in its manufactured housing division.

     Competitive Conditions

     The manufactured housing dealership industry is characterized by intense competition involving many companies which have extensive experience as manufactured housing dealers and which possess substantially greater financial and personnel resources than the Company. At present, the Company's competitive position in the regional market is not significant. The Company believes it is competitive in the local Colorado Springs market, due in part to its combination of subdivision development discussed above and manufactured housing dealership. The Company currently is under contract with a construction company specializing in the installation of manufactured homes which it feels makes its overall pricing more competitive.

     In marketing its products, the Company faces competition from existing companies with products which are similar, such as manufactured houses, mobile and modular homes and traditionally- built structures, and there is no assurance that the Company will be able to retain its dealership relations with manufacturers listed above or maintain or expand its sub-dealer network The Company's direct El Paso County competitors include the following: Seeger Homes, Inc., Willmax Homes of Colorado, Nationwide Homes and Westar/American Homestar .

     Business Outlook and Company Diversification Efforts

     The Company has a stated goal of further developing its business through the vertical integration of other aspects of the manufactured housing industry. Accordingly, it is the Company's intent to seek merger or joint venture opportunities with manufacturers of homes, obtain additional sub-dealers, and become positioned in the finance industry to enable it to finance the retail purchaser of manufactured houses in their acquisitions of products offered by the company. Additionally, the Company is seeking to acquire, to merger or to establish joint ventures with companies which utilize, as a part of their product, the pre- manufactured housing units in their industry.

     In the near term, the emphasis of the Company will be in the areas of acquiring and developing additional manufactured housing subdivisions and the expansion of its subdealership network.

     Employees

     The Company has 3 full-time employees and 1 part-time or contract employee.

Item 2.  DESCRIPTION OF PROPERTIES

Sales Lot

     The Company leases approximately 4.5 acres for its model display and sales office complex located at 4326 N. Nevada, Colorado Springs, Colorado, at a cost of approximately $6,000 per month from two separate lessors. The Company believes this facility is adequate to handle its current manufactured housing sales and service needs and is in good condition for that purpose.

Model Homes

     The Company owns two lots with model homes upon a portion of the Community at Bear Creek adjacent to its existing subdivision development as discussed above in Item 1.

Community at Bear Creek

     The Company owns 30 platted and approximately 25 unplatted lots located in the Community at Bear Creek in Colorado Springs, El Paso County, Colorado, as more fully discussed above in Item 1.

     Investments in Real Estate or Interests in Real Estate

     The Company has invested and intends to seek further investments in subdivisions which may be utilized for manufactured housing. The Company feels that the development of such subdivisions and related real estate best enhance and expand the Company's manufactured housing dealership. Additionally, the availability of manufactured structures enhance and accelerate the sale of lots located in subdivisions designed for manufactured housing upon which the Company intends to concentrate. The Company initially intends to emphasize the regional Colorado market, which can best be serviced by the Company's manufactured housing dealership and the Company's subdealers. The Company has used a combination of equity and debt financing with respect to its Community at Bear Creek subdivision, and proposes to continue the acquisition of subdivisions utilizing such methodology.

     Description of Real Estate and Operating Data

     The property, which is currently composed of developed and undeveloped lots, is to be sold to owners of or dealers in manufactured housing. The developed lots are currently being marketed for the foregoing purpose while the Company is in the process of completing engineering and obtaining governmental approvals for the development of the undeveloped lots, as discussed in Item 1.

     The Company currently holds fee simple title to the Community at Bear Creek property, and the encumbrance thereon is a note payable in the amount of $303,793.00, bearing interest at 15.5% per annum, payable in monthly interest only payments of $3,923.99, with final principal and interest due July 25, 1997. The note is collateralized by a First Deed of Trust on the Company's Bear Creek Subdivision property.

     Present plans of the Company for the development of the existing undeveloped portion of the Company's property of the Community at Bear Creek is anticipated to be complete by the end of the third quarter, 1997, at which time the undeveloped portion will then be marketed as completed lots for manufactured housing.

     General competitive conditions are anticipated by the Company to remain, as set forth hereinabove in Item 1.

     Management of the Company feels that the existing liability insurance covering the developed and undeveloped lots at the Community at Bear Creek is adequate.

Item 3.  LEGAL PROCEEDINGS

     The Company knows of no material pending legal proceedings to which the Company is a party or of which any of its properties is a subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to a vote of the shareholders of the Company at the Company's annual meeting on October 10, 1996 and approved:

          1. Proposal to amend the Articles of Incorporation to effect a change of the name of the Company from Microtech Medical Systems, Inc. to Eclipse Corporation;

          (a)  Number of Shares Voted FOR:          39,752,600
          (b)  Number of Shares Voted AGAINST:          40,000
          (c)  Number of Shares ABSTAINING:              8,500

          2. Proposal to amend the Articles of Incorporation to effect a designation of 500,000 shares of stock as Preferred Stock;

          (a)  Number of Shares Voted FOR:          36,717,100
          (b)  Number of Shares Voted AGAINST:       3,076,500
          (c)  Number of Shares ABSTAINING:              7,500

          3.  Proposal  to amend  the  Articles  of  Incorporation  to  effect a
     1-for-100   reverse  stock  split,   to  be  implemented  at   management's
     discretion;

          (a)  Number of Shares Voted FOR:          38,260,100
          (b)  Number of Shares Voted AGAINST:       1,533,500
          (c)  Number of Shares ABSTAINING:              7,500

          4. Proposal to amend the Articles of Incorporation to effect a sale of the medical test kit business.

          (a)  Number of Shares Voted FOR:          38,122,600
          (b)  Number of Shares Voted AGAINST:       1,671,000
          (c)  Number of Shares ABSTAINING:              7,500

          Also at the above meeting, Kenneth M. Cahill, James A. Humpal, J. Royce Renfrow, Darel A. Tiegs and Thomas M. Dines were elected to serve as Directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified.

                             PART II

Item 5.   MARKET  FOR  THE  COMPANY'S COMMON EQUITY  AND  RELATED
      STOCKHOLDER MATTERS

      (a)   Principal Market or Markets.
      ------------------------------------

     The Company's stock is traded on the over-the-counter market, and is presently quoted on the NASDAQ OTC Bulletin Board under the symbol, "ECLP." Following table sets forth the high and low bid prices of the Common Stock during the two years ended December 31, 1996 on the NASDAQ OTC Bulletin Board. The prices are believed to be representative interdealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                                  Bid
                                                  ---
                                          High           Low
                                          ----           ---
Quarter Ended March 31, 1996             $.04           $.02
Quarter Ended June 30, 1996              $.06           $.03
Quarter Ended September 30, 1996         $.038          $.038
Quarter Ended December 31, 1996          $.025          $.012

                                                  Bid
                                                  ---

                                          High           Low
                                          ----           ---
Quarter Ended March 31, 1995             $.005          $.005
Quarter Ended June 30, 1995              $.0075         $.005
Quarter Ended September 30, 1995         $.12           $.005
Quarter Ended December 31, 1995          $.0625         $.02

     (b) Approximate Number of Holders of Common Stock. The number of holders of record of the Company's $.0005 par value Common Stock at March 11, 1997, was approximately 346.

     (c) Dividends. The Company has followed the policy of re- investing earnings in the business, and, consequently, has not paid any cash dividends. At the present time, no change in this policy is under consideration by the Board of Directors. The payment of cash dividends in the future will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial requirements and conditions, opportunities for re-investing earnings, business conditions, Colorado law and other factors.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following summarizes the Company's results of operations and financial condition, and should be read in conjunction with the financial statements.

     Liquidity and Capital Resources
     -------------------------------

     There are several components which affect the Company's ability to meet its financial needs, including funds generated from operations, levels of accounts receivable and inventories, capital expenditures, short-term borrowing capacity, and the ability to obtain long-term capital on reasonable terms. At the end of 1996, the Company's working capital was $522,406, a decrease of $ $183,413 from December 31, 1995. The decrease is primarily attributable to the Company's increasing its holdings in its new industry.

     The following current portion of long-term debt is due and payable on or before December 31, 1997:

                   Description                        Principal  Amount
                   -----------                        -----------------

1.   Note  in  the  amount of $303,973.00  payable          $303,793.00
bearing interest at 15.5% per annum, payable in monthly interest only payments of $3,923.99, with final principal and interest due July 25, 1997.
Note collateralized by a First Deed of Trust on the Company's Bear Creek Subdivision property.

Total                                                       $303,793.00


Less:  Current Maturities                                   $303,793.00

Total Long-Term Debt as of December 31, 1996                   $-0-


     In order to meet its obligations at maturity with respect to the outstanding principal and interest on such notes payable, the Company may be required to restructure the terms of such notes and/or refinance such notes through additional third-party debt and/or equity financing. The Company can make no assurance that it will be able to restructure such notes or alter the ultimate terms thereof. In addition, there can be no assurance that the Company will be successful in obtaining such third-party financing, or that anticipated cash from operations will render refinancing unnecessary.

     Although the Company currently has no available credit facilities other than floorlines, the Company believes that, based on its current projections, its cash, capital resources and cash from operations should be sufficient to meets its liquidity and financing requirements in 1997, other than third-party financing necessary to complete the development of its subdivision located at the Community at Bear Creek. The Company can make no assurance, however, that it will meet its current projections. In addition to seeking additional financing for the Community at Bear Creek project, the Company has explored alternative sources of liquidity, including additional third- party debt and/or equity financing.

     Results of Operations
     ---------------------

     Total revenues for the year ended December 31, 1996 were $705,279, an increase (decrease) of $230,188, or more than 48 percent compared with the year ended December 31, 1995. The increase from 1995 to 1996 was primarily due to an increase in medical test kit sales and the discontinuance of that operation, along with the increase in activity in the Company's real estate oriented business.

     Cost of sales as a percentage of total revenue was 67 percent, and 52 percent in 1996 and 1995, respectively. Increase in the cost of sales percentage from 1995 to 1996 was primarily the result of discontinuing the medical test kit operations and the start-up of the real estate business.

     Gross profits were $232,751, or 33 percent of sales in 1996, compared to $227,131 or 48 percent of sales in 1995.


     Selling and general and administrative expenses in 1996 were 128,834, and as a percentage of total revenues were 18 percent and 28 percent in 1996 and 1995, respectively. Selling expenses include advertising, sales commissions, brochures and other promotional material and certain salary expenses. General and administrative expense costs include all corporate overhead, management fees, all occupancy costs and interest. While general and administrative expenses are primarily fixed expenses, the Company achieved a reduction in these expenses, primarily again to its management contract with InnerCircle Group Incorporated. In addition, the Company was able to increase its total revenues in 1996 from 1995 without proportionally increasing general administrative expenses by its change of business emphasis.

     Interest income (net of interest expense) of 1996 was $44,895 compared to interest income (net of interest expense) of $24,177 in 1995. The increase of interest income of $20,718 during the year resulted primarily from an increase in investments.

     As a result, the Company recorded $245,428 net income in 1996 compared to $92,348 in 1995.

Item 7.  FINANCIAL STATEMENTS

     The report of the independent auditors on the financial statements appear at Pages F-2 and F-3, and the financial statements and most of the financial statements appear at Pages F-4 through F-18 hereof. These financial statements and related financial information required to be filed hereunder are incorporated herein by reference.

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.


                                    PART III

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      (a)   Directors and Executive Officers.
     -----------------------------------------
     The names and ages of the Directors and executive officers of the Company are as follows:

     Name                Age               Position                  Since
     ----                ---               --------                  -----

Kenneth M. Cahill        60        Chairman   of   the   Board        6/96
                                   of Directors, President  and
                                   Chief Executive Officer

J.Royce Renfrow          53        Secretary and Director             6/96

Darel A. Tiegs           52        Vice President and Director        6/96

James A. Humpal          42        Treasurer and Director             6/96

Thomas M. Dines          49        Director                           8/96

     The Directors serve until the next annual meeting of shareholders, or until their successors are elected.

     The following sets forth information concerning the principal occupations and business experience of each of the officers and Directors of the Company:

     Kenneth M. Cahill, Chairman of the Board, President and Chief Executive Officer. Mr. Cahill joined the Company as Director, Chief Executive Officer and President in June of 1996. From 1980 to May 1996, Mr. Cahill served as Director of Operations for Larken, Inc., a hotel operator. Mr. Cahill directed Larken's day-to-day marketing and training initiatives for over 76 hotels. In 1984, Mr. Cahill formed Arcadia, Inc., where, as its Chief Executive Officer, he concentrated Arcadia's efforts in the areas of gaming and hospitality. Since May 1996, Mr. Cahill has also served as a Vice President of InnerCircle Group Incorporated, a management and consulting company. Since May 1996, Mr. Cahill has also served as a Director and as the President and CEO of Gallery Rodeo International, a publicly- traded company involved in the real estate and gaming industries.

     Darel A. Tiegs, Director and Vice President. Mr. Tiegs joined the Company in June of 1996. From 1972 to 1975, Mr. Tiegs was Vice President of Norwest Bank, where he gained extensive experience in all facets of the real estate industry. Mr. Tiegs headed projects, including residential developments, shopping centers, hospitals and casinos. From 1984 to the present, he has been President and part owner of Superior Homes, a company specializing in the construction, warranty work and installation of modular homes. Since May 1996, Mr. Tiegs has also served as a Director and as Vice President of Gallery Rodeo International, a publicly-traded company involved in the real estate and gaming industries.

     J. Royce Renfrow, Director, Corporate Secretary and General Counsel. Mr. Renfrow joined the Company as General Counsel, Corporate Secretary and Director in June 1996. Mr. Renfrow practiced law in a small firm specializing in real estate and corporate law from 1969 until May 1996. From 1969 to the present, Mr. Renfrow has served as President and as General Counsel for Speedway Gas and Oil Co., Inc., a small firm which provides management services for oil and gas companies. From 1989 to 1992, Mr. Renfrow served as Vice President and General Counsel of a small, privately-held medical start-up company, MedLogic Global Corporation. From May 1996 until the present, Mr. Renfrow has served as Corporate Secretary and General Counsel to InnerCircle Group Incorporated, a management consulting company. Since May 1996, Mr. Renfrow has also served as a Director, General Counsel and Corporate Secretary of Gallery Rodeo International, a publicly-traded company involved in the real estate and gaming industries.

     James A. Humpal, Director and Treasurer. Mr. Humpal joined the Company in June of 1996 as Treasurer and Director From 1989 to 1991, Mr. Humpal served as General Manager of the Holiday Inn-Columbus in Ohio. From 1991 to 1992, he began work for Larken, Inc., as a General Manager of the Holiday Inn-Tucson in Arizona. In 1992 and until May 1996, Mr. Humpal served as Vice President of Operations of Larken, Inc. Since May 1996, Mr. Humpal has also served as Director and Treasurer of Gallery Rodeo International, a publicly-traded company involved in the real estate and gaming industries.

     Thomas M. Dines, Director. Mr. Dines was appointed as a Director of the Company in August 1996. For the last five years, Mr. Dines has been a real estate broker doing business under his own name. He has extensive experience in real estate, loans, creation, estate settlement, banking and appraisal. He also has expertise in the areas of income, rental, farm and ranch property management. Mr. Dines has served as President of several corporations, including Mountain Securities Corporation, where he was President from 1995 to 1996 and remains as such. He has been a Member and Director of Mountain Securities for over 27 years.

      (b)  Directorships.
      ---------------------
     Kenneth M. Cahill, Darel A. Tiegs, J. Royce Renfrow and James A. Humpal have also been selected as Directors of Sierra-Rockies Corporation.

Item 10.  EXECUTIVE COMPENSATION

     No executive officer, including the Chief Executive Officer, received any compensation during 1996.

     The Company did not grant any options or SAR's in 1996. Similarly, no Directors fees were paid during 1996.

     The following table sets forth information with respect to the Chief Executive Officers concerning the exercise of options during the fiscal year ending December 31, 1996 and unexercised options held as of the end of that fiscal year:

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values
    ------------------------------------------------------------------------




                                                                  Number of       Value of
                                                                    Shares      Unexercised
                                                                 Underlying    In-the-Money
                                                                 Unexercised     Options at
               Name              Shares  Acquired                 Options at     FY-End($)(1)(2)
                                 on Exercise (#)  Value Realized  FY-End(#)(1)
                                 ---------------  --------------  ------------
Kenneth M. Cahill ..............       - 0 -       $     0.00         - 0 -       $   0.00
Jerry G. Kilgore ...............       7,500,000   $16,500.00        3,000,000   $6,000.00

     (1) All options are presently exercisable. (2) Market value of underlying securities minus the exercise price. Based on closing sale price of $ 0.02 per share on the 11th day of March, 1997. (3) Exercise price equal to $0.02 per share.

Item  11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

     The following table sets forth information regarding beneficial ownership as of March 11, 1997 of the Company's common stock by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's voting securities, and by each Director and by officers and Directors of the Company as a group. Although authorized for Preferred Shares, the Company has issued only Common Stock.

          Name and Address             Number of     Percentage
                                         Shares       of Class
Kenneth M. Cahill                       12,880,000           14.75%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

Darel A. Tiegs                           6,708,750(2)         7.68%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

J. Royce Renfrow                         6,708,750(1)         7.68%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

James A. Humpal                             536,700  *        .61%
Holly Sugar Building - Suite 330
2 N. Cascade Avenue
Colorado Springs, CO  80903

Thomas M. Dines                              20,000  *        .02%
16 Heather Drive
Colorado Springs, CO  80906-3114

Glacier Valley Holding Corporation        6,225,000          7.13%
13 S. Tejon - Suite 502
Colorado Springs, CO  80903

Columbine Home Sales LLC                 13,500,000         15.45%
4320 N. Nevada Avenue
Colorado Springs, CO 80907

All  Officers  and  Directors  as        26,854,200(1)(2)   30.74%
a Group (5 persons)

*  Represents  less  than 1% of the Company's outstanding  Common
Stock

     (1)  Represents  shares  held by R Lazy J Trust  with J.  Royce  Renfrow as
Trustee. The beneficiaries under the R Lazy J Trust are Seadon T. Renfrow, Stephanie J. Renfrow and other members of the Renfrow family, excluding J. Royce Renfrow.

     (2) Represents shares held by The Tiegs Family Trust with Darel A. Tiegs as Trustee. The beneficiaries under The Tiegs Family Trust are Scott D. Tiegs, Beth
L. Tiegs and other members of the Tiegs family, excluding Darel A. Tiegs.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Settlement Agreement with Jerry Kilgore and Related Matters

     Beginning on or about October 1, 1992 and continuing through approximately April 21, 1994, Mr. Jerry Kilgore, who during such period was the President and Treasurer and a Director of the Company, made several unauthorized investments of Company funds, which investments were not made on behalf, or recorded in the name, of the Company. Also, during fiscal years 1991, 1992 and 1993 and until approximately the end of the first quarter of 1994, Mr. Kilgore made several payments of Company funds ostensibly as compensation for services to the company, which payments were made to relatives and/or associates of Mr. Kilgore and were unsupported by any contracts or appropriate invoices. Mr. Kilgore also took bonus payments during such period which were not duly authorized. As a result of these unauthorized investments and payments, and after giving effect to partial reimbursements made by Mr. Kilgore to the Company, Mr. Kilgore's liability to the Company as of March 1, 1995 was determined by the Board of Directors to be $422,774.24, which included interest retroactive to the date of the first misappropriation of Company funds.

     On August 28, 1995 the Company entered into a Settlement Agreement (the "Settlement Agreement") with Mr. Kilgore, the purpose of which was to facilitate Mr. Kilgore's satisfaction of his debt to the Company over a period of time, in recognition of fact that he lacked the financial capacity to repay immediately the misappropriated funds. While Mr. Kilgore no longer serves as President and Treasurer or as a Director of the Company, the Settlement Agreement acknowledged that his continued employment is necessary for the continued operation of the business of the Company, and he has agreed to be employed by the Company and to serve in an advisory capacity to the Company's Board of Directors for certain limited purposes.

     Concurrently with the execution of the Settlement Agreement, Mr. Kilgore made and issued to the Company an interest-bearing Promissory Note (the "Note") payable to the Company in the amount of $422,774.24. The Note was collateralized by (1) Mr. Kilgore's approximately 19 million shares of the Common Stock of the Company,(2) his outstanding options to acquire 10,500,000 shares of such Common Stock (as well as the shares of the Sun Wireless TV, Inc., an Arizona corporation ("Valley"), (3) a promissory note in the principal amount of $235,000 issued to Mr. Kilgore on August 10, 1994, by Carolina Multi-Communications Corp., a Nevada corporation ("CM-CC") and (4) Mr. Kilgore's residential real property located in Denver, Colorado. The Settlement Agreement also granted the Company full authority to receive payment of any principal, interest, dividends or any other distribution from CM- CC and/or the shares of stock in Valley and to liquidate or otherwise dispose of the same at any time.

     Lastly, the Settlement  Agreement provides that within sixty days after the
Note is paid in full, Mr. Kilgore must remit to the Company a sum equal to a reasonable attorneys' fees, accounting fees, Directors' fees and any other costs and expenses incurred by the Company relating to and arising from Mr. Kilgore's misappropriation of funds, the investigation thereof, the preparation, execution and performance of the Settlement Agreement and any other effort to recover the Company's funds.

     On June 27, 1996 Mr. Kilgore sold all of the 26,835,000 shares of common stock of the Company owned by him (the "Shares") to Kenneth M. Cahill ("Cahill"), the Tiegs Family Trust (an affiliate of Darel A. Tiegs) ("Tiegs"), the R Lazy J Trust (an affiliate of J. Royce Renfrow) ("Renfrow"), and James A. Humpal ("Humpal"), each of whom are currently Directors of the Company, for an aggregate purchase price of $561,946 in cash, pursuant to an Agreement dated May 16, 1996 (the "Sale Agreement") between Mr. Kilgore, Cahill, Tiegs and Renfrow. Cahill, Tiegs, Renfrow and Humpal shall be collectively referred to herein as the "Purchasers."

     Pursuant to the Sale Agreement, of the total purchase price amount of $561,946, (1) $63,000 was paid by the Purchasers to Mr. Kilgore, and (2) $498,346 was paid by the Purchasers directly to the Company on behalf of Mr. Kilgore, as payment in full of all amounts due by Mr. Kilgore to the Company pursuant to the Settlement Agreement and the Note.

     In connection with the Sale Agreement, on June 27, 1996 the members of the Company's Board of Directors, Charles L. Diehl and J. Kenneth McClatchey, resigned from the Board of Directors and as Company officers, and Kenneth M. Cahill, J. Royce Renfrow, James A. Humpal and Darel A. Tiegs were appointed as Board members to fill the four vacancies on the Board. In addition, Kenneth M. Cahill was appointed as Chief Executive Officer and President of the Company, Darel A. Tiegs was appointed as Vice President, and J. Royce Renfrow was appointed as Corporate Secretary and General Counsel.

     As additional consideration for the sale of the Shares, the Purchasers agreed to submit to the Company's new Board of Directors a proposal to sell the Company's medical testing products manufacturing operations to Mr. Kilgore. The Purchasers, as new Directors of the Company, also agreed to vote in favor of this asset sale transaction and to recommend to the shareholders of the Company the approval of such sale.

     Following the consummation of the transaction contemplated in the Sale Agreement, Mr. Kilgore continues to hold options to purchase up to 3,000,000 shares of the Company's Common Stock. Pursuant to the Sale Agreement, Mr.
Kilgore has agreed that, upon exercise of any of such options, he will appoint one or more of the Purchasers as proxy to vote the shares acquired upon such exercise at any shareholder meeting. In addition, Mr. Kilgore has agreed that he will use his best efforts in obtaining proxies for approximately 5,000,000 additional shares of the Company's outstanding Common Stock in order to obtain shareholder approval of any transaction requiring shareholder approval, including the sale of the Company's medical laboratory testing products manufacturing operations to Mr. Kilgore.

     The Sale Agreement also contemplates that Mr. Kilgore will remain as an employee of the Company until the sale of the medical testing products manufacturing operations has been consummated. Mr. Kilgore will continue to be paid a salary of $9,250 per month until his employment terminates upon such sale.

     In  connection  with  the  transactions   contemplated  by  the  Settlement
Agreement and the resignation of its former Directors, Messrs. Diehl and McClatchey, the Company has entered into an Indemnification Agreement with Messrs. Diehl and McClatchey, dated June 27, 1996 pursuant to which the Company has acknowledged its continuing obligation to indemnify Messrs. Kilgore, Diehl and McClatchey for claims that may be asserted against such persons in connection with the Settlement Agreement transactions. The Indemnification Agreement provides that the Company will indemnify the former Directors against such claims to the fullest extent permitted by the Company's Articles of Incorporation and Colorado Corporation Law.

     Agreement for Sale of Medical Testing Products Manufacturing Operations to Mr. Kilgore

     The Company has entered into an Asset Purchase Agreement dated June 27, 1996 (the "Asset Purchase Agreement"), between the Company and Mr. Kilgore, pursuant to which the Company has agreed to sell its medical testing products manufacturing operations, including all licenses, contracts, inventories, operating assets, personal and real property, and any other assets related to such operations to Mr. Kilgore for $251,000. That on the 31st day of December, 1996, the agreement between the company and Mr. Kilgore was modified, a credit toward Mr. Kilgore's purchase price of $50,000 of benefits which the company had agreed to pay on his behalf, and, accordingly, the promissory note evidencing a portion of the purchase price for said operation was reduced to $200,000.

InnerCircle Group Management Agreement

     In June 1996 the Company entered into an agreement with InnerCircle Group Incorporated ("InnerCircle") with respect to the management of the Company. InnerCircle is a company that provides general managerial services to various businesses. Kenneth M. Cahill, Darel A. Tiegs, James A. Humpal and J. Royce Renfrow each own a 25% equity interest in InnerCircle and are employees of InnerCircle. As employees of InnerCircle, they are obligated to assume the following roles in the Company: (1) Kenneth M. Cahill: President/CEO and Director; (2) Darel A. Tiegs: Vice President and Director; (3) James A. Humpal:
Treasurer and Director; and (4) J. Royce Renfrow: Corporate Secretary/General Counsel and Director.

     Under the agreement, InnerCircle is to provide the following services: (1) general and administrative business office services, including the use of Class A office space, as necessary, furniture, equipment, fixtures and secretarial services; (2) general legal and accounting services necessary for the day-to-day operation of the Company's offices and activities, not including outside legal and accounting services; (3) planning, structuring, development and financing, if applicable, of projects to be considered on behalf of the Company, including the completion of project approved; and (4) the compliance with appropriate corporate and securities laws of the state of incorporation of the Company and the United States, including filing of appropriate reports, forms and documents with the various regulatory authorities. The Company paid to InnerCircle Group Incorporated (IGI), an affiliate of the Company, management fees totaling $65,000 per month for 6 months during the year ended December 31, 1996. IGI also forgave fees during the year totaling $90,000.

Transactions with Gallery Rodeo International

     In August 1996, the Company purchased from Gallery Rodeo International ("Gallery"), a corporation controlled by the Company's Board of Directors, a promissory note dated July 14, 1995, issued by Elk Creek Partners Limited Partnership, in the principal amount of $500,000. The Company paid Gallery $450,000 in cash for this note. The note bears interest at a rate of ten percent (10%) per annum, payable in equal monthly installments of $4,166.67. Principle and accrued but unpaid interest under the note is due and payable in full on July 13, 2000. The note is secured by certain real property (including a casino building and lot) located in Cripple Creek, Colorado.

     In August 1996, the Company purchased from Gallery a promissory note dated June 30, 1995, issued by Colorado Escrow, Inc., in the principal amount of $208,133.34. The Company paid Gallery $200,000 in cash for this note. The note bears interest at a rate of seven and one-half percent (7.5%) per annum, payable in equal monthly installments of $1,300.87. Principle and accrued but unpaid interest under the note is due and payable in full on November 27, 1997. Kenneth Cahill, the President and CEO and a Director of the Company, owns, directly or indirectly, approximately 70% of Colorado Escrow, Inc.

     Kenneth M. Cahill is the Chairman of the Board, Chief Executive Officer, and President of Gallery. Darel A. Tiegs and J. Royce Renfrow collectively own 890,975 shares of Gallery's Common Stock (approximately 5.6% of the outstanding shares) and are each officers of Gallery. James A. Humpal is also an officer of Gallery.

     During 1996, the Company paid $3,500 in consulting fees to Thomas M. Dines, a Director of the Company.

     Item 13. EXHIBITS AND REPORTS ON FORM 8-K (Footnotes on following page)

(a)     Exhibits

        The following exhibits are submitted herewith:

     Number                       Description
     ------                       -----------

     (a)(1) Financial Statements. Reference is made the Index to Financial Statements of the Company on Page F-1
             of   this  report.
     3.1.1   Articles   of  Incorporation  of  the  Company,   as
             amended. (1)
     3.1.2 Amendment to Articles of Incorporation (Article I) as approved by shareholders at Annual Shareholders' Meeting on October 10, 1996 changing the name of the corporation to Eclipse Corporation.
     3.2     By-Laws (1)
     3.2.1   Amendments   to  By-Laws  adopted  June   27,   1996
             (amending Section 23), and August 15, 1996 (amending
             Section 13), both of which are incorporated into January 15, 1997 Restatement of By-Laws.
     4.1     Form of Underwriters Warrant (1)
     10.1    Lease Agreement (2)
     10.2    Incentive Stock Option Plan (2)
     10.3    Distribution  Agreement with  Innovative  Diagnostic
             Systems, Inc. (2)
     10.4    Settlement Agreement between the Company  and  Jerry
             G. Kilgore (3)
     10.6 Asset Purchase Agreement dated June 27, 1996 between the Company and Jerry G. Kilgore and amendment thereto.
     10.7    Management   Agreement  between  the   Company   and
             InnerCircle Group, Incorporated, dated July 9, 1996.
     10.8    Promissory  Note  Purchase  Agreement  between   the
             Company   and  Gallery  Rodeo  International   dated
             July 9, 1996.
     10.9    Promissory  Note  Purchase  Agreement  between   the
             Company and Gallery Rodeo International dated August
             1, 1996.
     10.10 Purchase Agreement between the Company and Glacier Valley Holding Corporation dated September 30, 1996.
     10.11 Purchase Agreement between the Company and Columbine Home Sales llc dated the 1st day of November, 1996.
     10.12 Lease Agreement between the Company and Ram Holding Corporation dated the 1st day of December, 1996.

(b)  Reports on Form 8-K

      Reference is made to the dates of the Company's current reports on Form 8-K:

                Date              Item Disclosed

               6/27/96        Changes in Control
                              Acquisition or Disposition of Assets

                8/27/96       Changes in Registrant's Certified Acct.

               10/11/96       Acquisition of Assets

Footnotes from prior page:

(1)  Incorporated by reference to the exhibit of the same  number
(except  where  noted otherwise) as filed with  the  Registrant's
Form S-18 (File No. 33-14106).

(2)  Incorporated by reference to the exhibit of the same  number
(except  where  noted otherwise) as filed with  the  Registrant's
Annual  Report  on Form 10-K for the fiscal year ending  December
31, 1990.

(3)  Incorporated by reference to the exhibit of the same  number
(except  where  noted otherwise) as filed with  the  Registrant's
Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                           SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant):                 ECLIPSE CORPORATION



By:  /s/ Kenneth M. Cahill              Date:  April 14, 1997
     ---------------------                     --------------
     Kenneth M. Cahill
     President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:   /s/  Kenneth M. Cahill            Date:   April 14, 1997
      ----------------------                    ---------------
     Kenneth M. Cahill
     President
     Director

By:   /s/  Darel  A.  Tiegs             Date:   April 14, 1997
      ----------------------                    --------------
     Darel A. Tiegs
     Vice President
     Director

By:   /s/  James A. Humpal              Date:   April 14, 1997
     ----------------------                     --------------
     James A. Humpal
     Treasurer
     Director

By:   /s/  J. Royce Renfrow             Date:   April 14, 1997
     ----------------------                     ---------------
     J. Royce Renfrow
     Corporate Sect'y/Gen. Counsel
     Director

By:   /s/  Thomas M. Dines              Date:   April 14, 1997
     ---------------------                      ---------------
     Thomas M. Dines
     Director

                              ECLIPSE CORPORATION

                         Index To Financial Statements

                                                              Page

Independent Auditors' Reports................................. F-2

Balance Sheet, December 31, 1996.............................. F-4

Statements of Operations, for the years ended
December 31, 1996 and 1995 ................................... F-6

Statement of Shareholders' Equity, January 1, 1995
through December 31, 1996 .................................... F-7

Statements of Cash Flows, for the years ended
December 31, 1996 & 1995 ..................................... F-8

Summary of Significant Accounting Policies.................... F-10

Notes to Financial Statements................................. F-12

To the Board of Directors
Eclipse Corporation


INDEPENDENT AUDITORS' REPORT


     We have audited the balance sheet of Eclipse Corporation (formerly Microtech Medical Systems, Inc.) as of December 31, 1996 and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly the financial position of Eclipse Corporation, as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.




Cordovano and Company, P.C. Denver, Colorado
March 12, 1997

                  INDEPENDENT AUDITOR'S REPORT





To the Stockholders and Board of Directors
Microtech Medical Systems, Inc.
Aurora, Colorado


     We have audited the balance sheet (not separately included herein) of Eclipse Corporation formerly Microtech Medical Systems, Inc.) as of December 31,
1995) and the accompanying related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Eclipse Corporation as of December 31, 1995, and the results of its operations and its cash flows for the year ended December 31, 1995 of Microtech Medical Systems, Inc., in conformity with generally accepted accounting principles.







HEIN - ASSOCIATES LLP

Denver, Colorado
March 7, 1996

                              ECLIPSE CORPORATION
                              -------------------

                                 Balance Sheet
                               December 31, 1996

ASSETS
CURRENT ASSETS
Cash and cash equivalents ...................................         $    2,955
Restricted cash .............................................             52,706
Receivables:
Trade, net of allowance of $5,080 ...........................             25,917
Notes, related parties (Note C) .............................            228,134
Employee ....................................................              3,000
Accrued interest ............................................             19,439
Inventory, at cost ..........................................          2,084,528
Prepaid expenses ............................................            143,288
                                                                         -------
TOTAL CURRENT ASSETS ........................................          2,559,967

NOTES RECEIVABLE (Note C) ...................................            652,283

PROPERTY AND EQUIPMENT, less accumulated
depreciation of $221 (Note D) ...............................            143,687

OTHER ASSETS
Deferred charges, less accumulated
amortization of $2,200 ......................................             11,000
Other .......................................................                576
                                                                             ---

                                                                      $3,367,513
                                                                      ==========



        See accompanying summary of significant accounting policies and notes to financial statements.

                              ECLIPSE CORPORATION

                   Balance Sheet, Concluded December 31, 1996


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable ..............................................       $  178,980
Accrued expenses ..............................................            7,354
Flooring lines ................................................        1,091,230
Notes payable (Note E) ........................................          528,793
Deferred revenue ..............................................          221,929
Customer deposits .............................................            9,275
                                                                           -----
TOTAL CURRENT LIABILITIES .....................................        2,037,561

COMMITMENTS (Note H) ..........................................             --

SHAREHOLDERS' EQUITY (Note F)
Preferred stock, $.0005 par value, 500,000 shares
authorized, -0- issued and outstanding ........................             --
Common stock, $.0005 par value, 200,000,000 shares
authorized, 87,330,900 issued and outstanding .................           37,578
Additional paid-in capital ....................................        1,280,852
Retained earnings .............................................           11,522
                                                                          ------
TOTAL SHAREHOLDERS' EQUITY ....................................        1,329,952
                                                                       ---------

                                                                      $3,367,513
                                                                      ==========


        See accompanying summary of significant accounting policies and notes to financial statements.

                              ECLIPSE CORPORATION

                            Statements of Operations

                                                      For The Years Ended
                                                         December 31,
                                                         ------------
                                                   1996             1995
                                                   ----             ----
NET SALES ................................   $    529,322    $       --

COST OF SALES ............................       (425,244)           --
                                                 --------
GROSS PROFIT .............................        104,078            --

OPERATING EXPENSES
Management fees, related parties (Note B)         300,000            --
Selling, general and administrative ......         80,625            --
                                                   ------
                                                  380,625            --
                                                  -------

INCOME (LOSS) FROM OPERATIONS ............       (276,547)           --

OTHER INCOME (EXPENSE)
Interest and dividend income .............         63,668            --
Interest expense .........................        (18,773)           --
Other income (expense), net ..............           (466)           --
                                                     ----
TOTAL OTHER INCOME (EXPENSE) .............         44,429            --

INCOME (LOSS) BEFORE INCOME TAXES ........       (232,118)           --

INCOME TAX (EXPENSE) BENEFIT (Note G) ....           --              --
                                                  ________       ________
INCOME (LOSS) FROM CONTINUING OPERATIONS .       (232,118)           --

DISCONTINUED OPERATIONS (Note A):
Net income from medical product
development operations, net of
$64,315 and $27,000 in income taxes  .....        433,773          92,348

Gain on sale of operations, net of
$-0- in income taxes .....................         43,773            --
- -                                                ------          ------

NET INCOME ...............................   $    245,428    $     92,348
                                             ============    ============
NET INCOME (LOSS) PER SHARE,
CONTINUING OPERATIONS ....................   $         *     $         *
                                             ============    =============
 NET INCOME (LOSS) PER SHARE .............   $         *     $         *
                                             ============    =============
 WEIGHTED AVERAGE SHARES OUTSTANDING .....     72,060,067      62,992,000
                                               ==========      ==========


*  Less than $.01 per share.

        See accompanying summary of significant accounting policies and notes to financial statements.

                               ECLIPSE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF SHAREHOLDERS' EQUITY
                    January 1, 1995 through December 31, 1996



                                                                                   Additional
                                  Preferred Stock              Common Stock          Paid-in      Retained
                                 Shares   Par Value       Shares        Par Value    Capital      Earnings           Total
                                 ------   ---------       ------        ---------    -------      --------           -----
  BALANCE, JANUARY 1, 1995 ......   --          --      59,080,900   $    29,540   $ 1,010,605   $  (326,254)   $   713,891

     Net Income .................   --          --            --            --            --          92,348         92,348
BALANCE, DECEMBER 31, 1995 ......   --          --      59,080,900        29,540     1,010,605      (233,906)       806,239

                                    --          --       7,500,000         3,750        12,750          --           16,500

     Shares issued for
      acquisition of land
      (Note A) ..................   --          --       6,250,000         3,113       163,095          --          166,208

     Shares issued for exercise
      of stock option ...........   --          --       1,000,000           500           500          --            1,000

     Shares issued to acquire
      assets of manufactured
      housing dealership ........   --          --      13,500,000           675        93,902          --           94,577

     Net income .................   --          --            --            --            --         245,428        245,428
       BALANCE, DECEMBER 31, 1996   --          --      87,330,900   $    37,578   $ 1,280,852   $    11,522    $ 1,329,952
                                    ==   ===========   ===========   ===========   ===========   ===========    ===========




    See accompanying summary of significant accounting policies and notes to consolidated financial statements.
                                       F-7

                              ECLIPSE CORPORATION

                            Statements of Cash Flows
                                                      For The Years Ended
                                                            December 31,
                                                            ------------
                                                         1996             1995
                                                         ----             ----
OPERATING ACTIVITIES
Net income ...................................     $   245,428      $    92,349

Transactions not requiring cash:
Depreciation and amortization ................           2,421            9,113
Gain on sale of discontinued
operations ...................................         (43,773)            --
Unauthorized transaction recoveries ..........            --            (12,000)
Bad debt expense .............................            --             13,794
Deferred income taxes ........................          69,000           (9,000)
Other, net ...................................            --              4,602

Changes in current assets and
current liabilities: Receivables,
inventory and other
current assets ...............................        (203,384)         (20,289)
Accounts payable and other
current liabilities ..........................         339,869           32,550
                                                       -------           ------
NET CASH PROVIDED BY
OPERATING ACTIVITIES .........................         409,561          111,119
                                                       -------          -------

INVESTING ACTIVITIES
Repayments, former president (Note A) ........            --             12,000
Changes in certificates of deposit ...........          51,359         (100,000)
Purchase of property and equipment ...........        (328,060)         (26,000)
Retirements of property and equipment ........          30,920             --
Payments for deferred charges ................         (13,200)            --
Purchase of notes receivable,
related parties, (Note B) ....................        (836,644)            --
                                                      --------
NET CASH (USED IN)
INVESTING ACTIVITIES .........................      (1,095,625)        (114,000)
                                                    ----------         --------

FINANCING ACTIVITIES
Proceeds from long-term debt .................         165,000             --
Proceeds from sale of common stock ...........          17,500             --
                                                        ------
NET CASH PROVIDED BY
FINANCING ACTIVITIES .........................         182,500             --
                                                       -------

NET DECREASE IN CASH .........................        (503,564)          (2,881)
Cash at beginning of year ....................         506,519          509,400
                                                       -------          -------
CASH AT END OF YEAR ..........................     $     2,955      $   506,519
                                                   ===========      ===========



        See accompanying summary of significant accounting policies and notes to financial statements.

                              ECLIPSE CORPORATION

                       Combined Statements of Cash Flows

                                                      For The Years Ended
                                                            December 31,
                                                            ------------
                                                         1996             1995
                                                         ----             ----
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest ..........................................    $   12,073    $      --
Income taxes ......................................    $     --      $      --

NONCASH INVESTING AND FINANCING TRANSACTIONS:
Inventory purchased for flooring
lines and debt ....................................    $1,151,230    $      --
Land purchased for debt and stock .................    $  470,001    $      --
Property acquired for stock .......................    $   94,577    $      --
Deferred gain on note receivable from
former president ..................................    $  126,056    $      --




        See accompanying summary of significant accounting policies and notes to financial statements.

                              ECLIPSE CORPORATION

                   Summary of Significant Accounting Policies
                               December 31, 1996

Revenue and cost recognition
----------------------------
Revenue from all home sales is recognized upon the closing of the sale using the deposit method. All customer deposits and advances for homes are treated as liabilities. Costs incurred in connection with the finished homes, marketing and selling, as well as general and administrative costs are charged to expense as incurred.

Use of estimates
-----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash equivalents
----------------
For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash
---------------
Restricted cash consists of a certificate of deposit which secures a required letter of credit for water and sewer taps on a development.

Accounts receivable
--------------------
     The Company provides an allowance for doubtful accounts, as needed, for accounts deemed uncollectible. The allowance for doubtful accounts as of December 31, 1996 totaled $5,080.

Inventory
----------
     Inventory consists of 28 finished prefabricated homes, which are valued at cost on a specific identification basis, and $748,730 of land held for sale.

Property, equipment and depreciation
-------------------------------------
Fixed assets are stated at cost. Depreciation is computed over the estimated useful life of the assets using the straight-line method. Depreciation expense was $221 for the period ended December 31, 1996.

Deferred revenues
------------------
Deferred revenues consist of curtailment payments of $95,873 related to the acquisition of inventory from Columbine Home Sales, LLC which are anticipated to be realized upon sale of the inventory and a deferred gain of $126,056 related to sale of the discontinued operations which will be recognized when received from the former president.

                              ECLIPSE CORPORATION

             Summary of Significant Accounting Policies, Concluded
                               December 31, 1996

Income Taxes
-------------
The Company accounts for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Impact of recently issued accounting standards
----------------------------------------------
In March 1995, the Financial Accounting Standards Board (FASB) established an accounting standard for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used for long-lived assets and certain identifiable intangibles to be disposed of. This standard requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This standard is effective for financial statements beginning after December 15, 1995. Management implemented this standard during 1996. The standard did not have a material impact on its financial statements.

     During 1995, the FASB established Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock- based employee compensation plans. This Statement defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income, and if presented, earnings per share, as if the fair value based method of accounting defined in this Statement has been applied. This standard is effective for financial statements beginning after December 15, 1995. Management implemented this standard during 1996. The standard did not have a material impact on its financial statements.

                              ECLIPSE CORPORATION

                         Notes to Financial Statements
                               December 31, 1996

Note A:  Nature of operations
-----------------------------
          The  Company  was  incorporated  in  Colorado  on  December 8, 1981 to
     develop  and   manufacture   a  line  of  products  for  sale  to  clinical
     microbiology laboratories throughout the United States.

          Settlement Agreement
          --------------------
          Former President The Company's former president was involved in various alleged unauthorized transactions. On August 28, 1995, the Company entered into a Settlement Agreement with the former president, the purpose of which was to facilitate the former president's satisfaction of his debt to the Company over a period of time.

          Concurrently with the execution of the settlement agreement, the former president issued to the Company an interest- bearing promissory note payable to the Company in the amount of $422,774. As a part of the agreement, within sixty days after the note was paid in full, the former president was to remit to the Company a sum equal to reasonable fees and costs incurred by the Company relating to and arising from the unauthorized transactions. This note and related expenses were paid in full on June 27, 1996.

          Change in control
          ------------------
          On June 27, 1996, the Company's former president, sold 26,835,000 shares of his common stock, representing 40.3 percent of the Company's outstanding common stock, to a new control group for approximately $561,946 in cash. $63,000 was paid by the purchasers directly to the former president, and $498,346 was paid directly to the Company on behalf of the former president, as payment in full of all amounts due by the former president to the Company pursuant to the settlement agreement and note as described above.

          In connection with this sale, two prior members of the Company's Board of Directors resigned and four new Board members and three new officers, including a new president, affiliated with the new control group were appointed. The prior directors and former president retained their options to purchase an aggregate of 7,000,000 shares of common stock (4,000,000 options exercisable at $.001 per share and 3,000,000 options exercisable at $.02 per share).

                              ECLIPSE CORPORATION

                               December 31, 1996

Note A:  Nature of operations, continued - Discontinued Operations
-----------------------------------------------------------------
          On October 10, 1996, shareholders approved the sale of the Company's medical test kit operations, pursuant to an asset purchase agreement dated June 27, 1996, between the Company and its former president. The Company agreed to sell its medical test kit manufacturing operations, including all licenses, inventories, and operating assets to the former president for $251,000. In payment for the assets, the former president delivered $1,000 in cash and a note for $250,000. This agreement was amended on December 31, 1996, to apply a credit of $50,000 toward the purchase price for benefits which the Company had agreed to pay on behalf of the former president. Accordingly, the note was reduced to $200,000. The note bears interest at prime plus 1 percent and is due and payable on June 1, 2001.

          On October 10, 1996, the Company changed its name from Microtech Medical Systems, Inc. to Eclipse Corporation.

          The Company recorded a net gain on the sale of the discontinued operations of $169,830 of which $126,056 is deferred until the note receivable is collected.

          Where appropriate, the financial statements reflect the operating results of the discontinued operations separately from continuing operations. Prior years have been restated. Operating results for the discontinued operations were:

                                          December 31,
                                          -------------
                                        1996          1995
                                        ----          ----
Operating revenue................ $   175,957   $   475,091
                                  -----------   -----------

Income before income taxes.......     498,088       119,348
Income tax expense...............      64,315        27,000
                                       ------        ------
Income from operations........... $   433,773   $    92,348
                                  ===========   ===========


     Acquisition
     ------------
          On August 1, 1996, the Company entered into an agreement with Columbine Home Sales, LLC (CHS) to manage its manufactured housing dealership. Subsequently, pursuant to option, the Company acquired portions of the assets of CHS and became a full-fledged manufactured housing dealer on November 1, 1996. The manufactured housing dealership was acquired by the Company for a total purchase price of $289,075, consisting of (1) 13,500,000 shares of the

                              ECLIPSE CORPORATION

                               December 31, 1996

Note A:  Nature of operations, concluded
-----------------------------------------
          Company's restricted common stock, (2) $29,000 cash, (3) $14,152 in management fee forgiveness, and (4) $95,873 representing future adjustable proceeds from the sale of certain manufactured homes acquired from CHS.

          For purposes of determining the purchase price, the fair market value assigned by the Company to the restricted common stock of the Company was determined by the Board of Directors to be approximately $.011 per share. The Company additionally granted CHS a three-year option to purchase additional shares of restricted common stock of the Company up to 13,500,000 shares at $.035 per share.

Note B:  Related party transactions
-----------------------------------
          In August, 1996,  the  Company   acquired  a  promissory  note  from
     Sierra-Rockies Corporation (SRC) (formerly Gallery Rodeo International) in the principal amount of $208,133. Payor of the note is Colorado Escrow, Inc. SRC is an affiliate of the Company.

          Effective July 1, 1996, the Company acquired a promissory note receivable and a deed of trust from SRC for $450,000. The principal amount of the note is $500,000 and the payor is Elk Creek Partners Limited Partnership, a Minnesota LLP (D&D Gaming).

          Effective August 1, 1996, the Company agreed to manage CHS in exchange for 2 percent of gross sales. Effective November 1, 1996, the Company acquired all of the assets of CHS in exchange for 13,500,000 shares of common stock and a waiver of commissions totaling $14,152. Two members of CHS are also directors and shareholders of the Company.

          The Company paid to InnerCircle Group Incorporated (IGI), an affiliate of the Company, management fees totaling $65,000 per month for 6 months during the year ended December 31, 1996. IGI also forgave fees during the year totaling $90,000. The principal shareholders of IGI are also either principal shareholders or directors of the Company.

          The Company advanced $65,500 to SRC during the year ended December 31, 1996. During 1996, $24,630 of the advances were repaid and $40,870 were reclassified to prepaid management fees.

                               ECLIPSE CORPORATION

                               December 31, 1996

Note C:  Notes receivable
-------------------------

          Notes receivable at December 31, 1996 consisted of the following:
Note receivable from affiliate, interest
at 7.50 percent due in monthly installments
of $1,301, balance due November 27, 1997,
collateralized by real estate ...............................         $ 208,134

Note receivable from officer and director,
non-interest bearing, due on demand ..........................           20,000

Note receivable from D&D Gaming, interest at
10.00 percent due in monthly
installments of $4,167, balance due July 13, 2000,
collateralized by real estate ................................          500,000

Note receivable from former president,
interest at 9.25 percent due in monthly
installments of $1,542, balance due
June 1, 2001 .................................................          200,000
     -- ----                                                            -------
                                                                        928,134

Less: Discounts ..............................................          (47,717)
Current maturities ...........................................         (228,134)
                                                                       --------
                                                                      $ 652,283
                                                                      =========



Note D:  Property and equipment
--------------------------------
     Listed below are the major classes of property and equipment as of December
31, 1996:
Land, leasehold improvements .............................            $  72,346
Building .................................................               21,334
Computer equipment .......................................                3,859
Furniture and fixtures ...................................               46,369
                                                                        143,908
Less: accumulated depreciation ...........................                 (221)
                                                                           ----
                                                                      $ 143,687
                                                                      =========

     Depreciation expense for the years ended December 31, 1996 and 1995 totaled $221, and $9,113.

                              ECLIPSE CORPORATION

                               December 31, 1996

Note E:  Notes payable
----------------------

          Notes payable at December 31, 1996 consisted of the following:

Note to individual, interest at
15.50 percent due in monthly installments
of $3,923, balance due August 25, 1997,
collateralized by real estate ................................          $303,793

Note to individual, interest at 18.00
percent due in monthly installments of
$2,475, balance due June 4, 1997,
collateralized by note receivable ............................           165,000

Note to RAM Holding, Corp., interest at
12.00 percent, balance due December 2,
1996, currently in default,
collateralized by real estate ................................            60,000
                                                                        $528,793


Note F:  Stockholders' equity
------------------------------
          During 1996, the Company's shareholders approved the authorization of 500,000 shares of $.0005 par value preferred stock. The preferred shares may be issued as and when the Board of Directors shall determine in one or more series. The Board of Directors is vested with the authority to establish and designate series, to fix the number of shares therein, and the variations in the relative rights, preferences, and limitations as between series, including voting powers, number of shares, dividends, redemption privileges and conversion rights.

          The Company has reserved 10,000,000 shares of its common stock for issuance under the terms of an incentive stock option plan, which was adopted during 1986. Under the plan, the Board of Directors has the authority to grant, with certain restrictions, stock options to employees of the Company. In a prior year, the Company had granted 7,500,000 options with an exercise price of approximately $.002 per share to the Company's former president. The options were exercised during 1996.

                              ECLIPSE CORPORATION

                               December 31, 1996

Note F:  Stockholders' equity, continued
----------------------------------------
          In prior years, the Company granted 12,000,000 non-qualified stock options, with an exercise price of $.001 per share, primarily to the Company's former president and to the directors. During 1994, options were exercised to purchase 8,000,000 shares of common stock (including 7,000,000 options of the former president). The outstanding options are vested and exercisable through December 1997 (1,000,000 options) and October 1998 (3,000,000 options). In February 1996, an additional 3,000,000 options were granted to the Company's two Board members. These options are exercisable at $.02 per share for five years.

Note G:  Income taxes
---------------------
          Deferred tax assets and liabilities result from temporary differences between financial statement and tax bases of assets and liabilities. The amounts which give rise to the net deferred tax asset (liability) as of December 31, 1996 and 1995, are as follows:

                                                              December 31,
                                                              ------------
                                                           1996          1995
                                                           ----          ----
Deferred tax assets:
Note receivable from former president ..........      $    --         $  79,000
Compensation on options granted at
less than fair market value ....................           --            22,000
Net operating loss carryforward ................         56,705            --
Other, net .....................................           --             7,000
                                                                          -----
                                                         56,705         108,000

Valuation allowance ............................        (56,705)        (39,000)
                                                        -------         -------

NET DEFERRED TAX ASSET .........................      $    --         $  69,000
                                                      ==========      ==========

                              ECLIPSE CORPORATION

                    Notes to Financial Statements, Concluded
                               December 31, 1996

Note G:  Income taxes, continued
---------------------------------
          Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates to pretax earnings as a result of the following:

                                                                December 31,
                                                                ------------
                                                             1996          1995
                                                             ----          ----
Computed "expected" tax expense ...................   $       25 %   $     34 %
Changes in income taxes resulting from:
     State income taxes ............................            2 %          2 %
Valuation allowance ................................            - %         (9)%
Permanent differences ..............................            - %         (3)%
Other ..............................................          (14)%         (1)%
                                                                ---           --
                                                       $       13 %   $     23 %
                                                         ==========     ========

Note H:  Commitments
--------------------

          The Company leases land under an operating lease that expires in May 1999. Rent expense under the lease for the years ended December 31, 1996 and 1995 was $5,000 and $-0-, respectively. The total minimum rental commitments at December 31, 1996 are as follows:

          1997.................................. $ 60,000
          1998.................................. $ 60,000
          1999.................................. $ 25,000