Form 10QSB
period 1997-03-31
ECLIPSE CORP/CO
filed 1997-05-20
CIK 755720

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 2054

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended March 31, 1997           Commission File Number 2-94117-D
                  --------------                                  ---------



                               ECLIPSE CORPORATION
                               -------------------
          (Exact name of registrant as specified in its charter)


        COLORADO                                         84-0867911
        --------                                         ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


      2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado    80903
      ----------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code     (719) 520-1800
                                                       --------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)



Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)          Yes _X_
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the             No ___
registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of shares outstanding
              Class                                 at May 7, 1997
              -----                                 --------------
  Common stock,  $.0005 par value                87,330,900 shares

FORM 10-Q
3rd QUARTER


                                  INDEX

                                                                        PAGE


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Balance Sheets - March 31, 1997 (Unaudited)                          3

     Statements of Operations - Three months ended
       March 31, 1997 and March 31, 1996 (Unaudited)                      5

     Statement of Cash Flows - three months ended
       March 31, 1997 and March 31, 1996 (Unaudited)                      6


     Notes to Financial Statements (Unaudited)                            7


     Item 2.  Management's Discussion and Analysis (Unaudited)            8



PART II - OTHER INFORMATION

     Items 1 through 6.                                                   8


     SIGNATURES                                                          10




     * The accompanying financial statements are not covered by an independent certified public accountant's report.

                            ECLIPSE CORPORATION

                          Condensed Balance Sheet
                              March 31, 1997
                                (Unaudited)

                                  ASSETS


CURRENT ASSETS
   Cash and cash equivalents                                    $         -
   Restricted cash                                                   52,942
   Receivables:
      Trade, net of allowance of $5,080                              41,058
      Notes, related parties                                        204,067
      Employee                                                        4,750
      Accrued Interest                                               13,793
   Inventory, at cost                                             2,105,620
   Prepaid expenses                                                  99,207
                                                                     ------
                               TOTAL CURRENT ASSETS              $2,521,437

NOTES RECEIVABLE                                                    661,915

PROPERTY AND EQUIPMENT, less accumulated depreciation of
   $2,761                                                           141,747

OTHER ASSETS
    Deferred  charges,  less  accumulated  amortization  of          11,000
$2,200
   Other                                                              1,476
                                                                      -----

                                                                 $3,337,575
                                                                 ==========

            See accompanying notes to condensed financial statements.

                            ECLIPSE CORPORATION

                    Condensed Balance Sheet, Concluded
                              March 31, 1997
                                (Unaudited)

                   LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
   Accounts payable                                            $    341,532
   Accrued expenses                                                   3,352
   Flooring lines                                                 1,156,105
   Notes payable                                                    528,793
   Deferred revenue                                                 131,328
   Other current liabilities - Related parties                       93,586
   Customer deposits                                                  9,394
                                                                      -----
                                  TOTAL CURRENT LIABILITIES    $  2,264,090

COMMITMENTS                                                               -

SHAREHOLDERS' EQUITY
   Preferred stock, $.0005 par value, 500,000 shares
authorized,                                                               -
      -0- issued and outstanding
   Common stock, $.0005 par value, 200,000,000 shares
authorized,                                                          37,578
      87,330,900 issued and outstanding
   Additional paid-in capital                                     1,184,978
   Retained earnings                                                 11,522
   Current earnings (loss)                                        (160,593)
                                                                  --------
                                 TOTAL SHAREHOLDERS' EQUITY       1,073,485
                                                                  ---------
                                                               $  3,337,575
                                                               ============



         See accompanying notes to condensed financial statements.

                            ECLIPSE CORPORATION

                    Condensed Statements of Operations


                                                      For the Three Months Ended
                                                                March 31,
                                                                ---------

                                                            1997           1996
                                                            ----           ----
NET SALES .........................................  $   143,568           --

COST OF SALES .....................................       116,744           --
                                                        ---------      ---------
                                GROSS PROFIT ......        26,824           --

OPERATING EXPENSES
   Management fees, related parties ...............       103,000           --
   Selling, general and administrative ............        86,847           --
                                                           ------      ---------
                                                          189,847           --
                                                         --------      ---------

               INCOME (LOSS) FROM OPERATIONS ......      (163,023)          --

OTHER INCOME (EXPENSE)
   Interest and dividend income ...................        27,174           --
   Interest expense ...............................       (23,868)          --
   Other income (expense), net ....................          (876)
                                                          -------      ---------
                TOTAL OTHER INCOME (EXPENSE) ......         2,430           --

INCOME (LOSS) BEFORE INCOME TAXES .................      (160,593)          --

INCOME TAX (EXPENSE) BENEFIT                                  --            --
                                                        ---------      ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS ..........      (160,593)          --

DISCONTINUED OPERATIONS
   Net income from medical product
     development operations, net of $22,000
     in income taxes ..............................          --           51,842
                                                          -------         ------

                                  NET INCOME ......  $   (160,593)   $    51,842
                                                        =========      =========

                NET INCOME (LOSS) PER SHARE,
                       CONTINUING OPERATIONS         $       *         $    *
                                                            =====          =====

                 NET INCOME (LOSS) PER SHARE         $       *         $    *
                                                            =====          =====

         WEIGHTED AVERAGE SHARES OUTSTANDING           87,330,900     69,784,233
                                                       ==========     ==========

* Less than $.01 per share.

         See accompanying notes to condensed financial statements.

                            ECLIPSE CORPORATION

                    Condensed Statements of Cash Flows
              for Three Months Ended March 31, 1997 and 1996



                                                          March 31,

                                                           1997           1996
                                                           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES .............     $ (22,355)     $   9,497
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayments, former president ..................          --           33,091
   Repayments, notes receivable - net ............        20,000           --
   Purchase certificate of deposit ...............          --          (50,000)
   Stock options exercised .......................          --           16,501
   Land for resale ...............................          --             --
   Capital expenditures ..........................          (600)          --
                                                            ----        -------

        Net  cash  provided  by  (used in) .......        19,400           (408)
investing activities

CASH FLOWS FROM FINANCING ACTIVITIES                         --             --
                                                       ---------      ---------

      Net increase (decrease) ....................        (2,955)         9,089

CASH AT BEGINNING OF PERIOD ......................        55,897        506,519
                                                          ======        =======
CASH AT END OF PERIOD ............................     $  52,942      $ 515,608
                                                       =========      =========

            See accompanying notes to condensed financial statements.

                               ECLIPSE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




1.  GENERAL:

     ECLIPSE CORPORATION (the Company) has elected to omit substantially all other notes to the financial statements. These interim financial statements should be read in conjunction with the Company's annual report and report Form 10-KSB for the year ended December 31, 1996.

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

General
-------

     The Company's financial condition and results of operations are directly affected by the following transactions.

     The Company is in the process of re-engineering and re-platting portions of the platted, and platting the unplatted, lots acquired by the Company on September 30, 1996 when it purchased a portion of the Community at Bear Creek modular home subdivision located in Colorado Springs, Colorado. The platted lots number approximately 30, and the unplatted lots approximately 25. In its revised development plan, the Company has negotiated with the City of Colorado Springs a reconfiguration of the Company's subdivision, which the Company expects to be finalized in June 1997.

     The  Company  entered  into a Letter of  Intent  with  Technology  Learning
Systems, Inc., to acquire certain assets of that company in exchange for cash and stock considerations in amounts to be finalized in a definitive purchase agreement, which the Company anticipates will be executed prior to June 1, 1997.

     With respect to the Company's manufactured housing dealership, it has restructured certain retail credit relationships to facilitate financing of manufactured homes sold to consumers. This restructuring relates to results of operations only.

     The Company also restructured subdealer agreements with existing dealers, Grantham Realty of Ordway, Colorado, and Outpost Homes of Walsenburg, Colorado.

Financial Condition
-------------------

     As of March 31, 1997, the Company's working capital was approximately $257,347, a decrease of approximately $265,059 from December 31, 1996. The decrease is primarily attributable to results from the start-up of the manufactured home sales dealership operations.

Result of Operations
--------------------

     The Company incurred net (losses) profits of ($160,593), and $92,348 for the three months ended March 31, 1997 and 1996, respectively. Due to a change in business from the medical products industry to manufactured home dealership.

PART II - OTHER INFORMATION
---------------------------

Item 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

     (a)  Exhibits

          27*  Financial Data Schedule.

     (b)  Reports on Form 8-K

          A Form 8-K was filed February 24, 1997, regarding a change in Registrant's certifying accountant.

                             SIGNATURE




     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           ECLIPSE CORPORATION
                               (Registrant)




DATE:           5/15/97       BY:  /s/ Kenneth M. Cahill
              -----------          -----------------------------
                                   KENNETH M. CAHILL, PRESIDENT



DATE:           5/15/97       BY:  /s/ J. Royce Renfrow
              -----------          -----------------------------
                                   J. ROYCE RENFROW, SECRETARY

DATE:          5/15/97        BY:  /s/ James A. Humpal
              ----------           -----------------------------
                                   JAMES A. HUMPAL, TREASURER
                                   Principal Financial Officer