Form 10QSB
period 1997-06-30
ECLIPSE CORP/CO
filed 1997-08-18
CIK 755720

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 2054

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1997            Commission File Number 2-94117-D
                 ----------------                                -----------



                               ECLIPSE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                       84-0867911
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado    80903
-------------------------------------------------------------    -----
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code          (719) 520-1800
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of shares outstanding
             Class                                  at June 30, 1997
  -------------------------------            ----------------------------
  Common stock,  $.0005 par value                  87,349,400 shares
                                             ----------------------------

FORM 10-Q
2nd QUARTER


                                  INDEX
                                  -----

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Balance Sheets - June 30, 1997 (Unaudited) ............................   3

     Statements of Operations - Three months ended
     June 30, 1997 and June 30, 1996 and Six months ended
     June 30, 1997 and June 30, 1996 (Unaudited) ...........................   4

     Statement of Cash Flows - Six months ended
       June 30, 1997 and June 30, 1996 (Unaudited) .........................   5


     Notes to Financial Statements (Unaudited) .............................   6


     Item 2.  Management's Discussion and Analysis (Unaudited) .............   8



PART II - OTHER INFORMATION

     Items 1 through 6  ....................................................   8


     SIGNATURES ............................................................   9




     * The accompanying financial statements are not covered by an independent certified public accountant's report.

Part I.  Item 1.  Financial information
-------           ---------------------

                               ECLIPSE CORPORATION

                             Condensed Balance Sheet

                                  June 30, 1997

                                     ASSETS

Cash & Restricted Cash ........................................     $    52,942
Trade receivables, net of allowance of $5,080 .................          64,650
Notes receivable, related party, net of discount $3,971 .......         204,162
Other current assets, related party ...........................          72,903
Accrued interest ..............................................           2,915
Inventory, at cost ............................................       1,220,244
Notes receivable, net .........................................         663,675
Land held for sale ............................................         754,403
Property & Equipment ..........................................         144,731
Accumulated depreciation ......................................          (5,289)
Deferred charges ..............................................          13,200
Accumulated amortization ......................................          (5,500)
Other .........................................................           1,476
                                                                          -----
                                                                    $ 3,184,512

            LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued expenses ....................     $   427,335
     Flooring lines ...........................................       1,011,923
     Notes payable ............................................         528,793
     Other current liabilities-related parties ................         191,810
     Customer deposits ........................................          62,643
     Deferred revenue .........................................         131,328
                                                                        -------
                              TOTAL LIABILITIES ...............       2,353,832
                                                                      ---------

SHAREHOLDERS' EQUITY
     Common stock .............................................          37,578
     Additional paid in capital ...............................       1,179,731
     Retained earnings ........................................          11,522
     Current earning (loss) ...................................        (398,151)
                                                                       --------
                    TOTAL SHAREHOLDERS EQUITY .................         830,680
                                                                        -------

                                                                    $ 3,184,512

            See accompanying notes to condensed financial statements

                               ECLIPSE CORPORATION

                       Condensed Statements of Operations


                                                         Three months ended               Six months ended
                                                               June 30,                        June 30,
                                                               --------                        --------

                                                          1997            1996             1997           1996
                                                          ----            ----             ----           ----
NET SALES ......................................   $    139,012    $       --      $    282,580    $       --
COST OF SALES ..................................        104,695            --           221,439            --
                                                        -------                         -------
GROSS PROFIT ...................................         34,317            --            61,141            --


OPERATING EXPENSES
     Management fees-related party .............        137,000            --           240,000            --
     Selling, general & administrative .........         86,438          30,693         173,285          30,693
                                                         ------          ------         -------          ------
                                                        223,438          30,693         413,285          30,693
                                                        -------          ------         -------          ------

INCOME (LOSS) FROM OPERATIONS ..................       (189,121)        (30,693)       (352,144)        (30,693)

OTHER INCOME (EXPENSE)
     Interest and dividend income ..............          8,541          12,846          35,715          12,846
     Interest expense ..........................        (47,794)           --           (71,662)           --
     Other income (expense), net ...............         (9,184)        532,437         (10,060)        532,437
                                                         ------         -------         -------         -------
TOTAL OTHER INCOME (EXPENSE) ...................        (48,437)        545,283         (46,007)        545,283

INCOME (LOSS) BEFORE INCOME TAXES ..............       (237,558)        514,590        (398,151)        514,590

INCOME TAX (EXPENSE) BENEFIT ...................           --              --              --          (141,000)

INCOME (LOSS) - CONTINUING OPERATIONS ..........       (237,558)        514,590        (398,151)        373,590

DISCONTINUED OPERATIONS
     Net income from medical product development
     operations, net of income taxes ...........           --           (21,863)           --            29,979

NET INCOME (LOSS) ..............................   $   (237,558)   $    492,727    $   (398,151)   $    403,569

NET INCOME (LOSS ) PER SHARE
          CONTINUING OPERATIONS ................   $        *      $        *      $        *      $        *

NET INCOME (LOSS) PER SHARE ....................   $        *      $        *      $        *      $        *

WEIGHTED AVERAGE SHARES OUTSTANDING ............     87,330,900      69,784,233      87,330,900      70,425,900


 * Less than $.01 per share




            See accompanying notes to condensed financial statements
                                       -4-

                               ECLIPSE CORPORATION

                        Condensed Statements of Cash Flow


                                                           Six Months Ended
                                                                June 30,
                                                           1997           1996
                                                           ----           ----
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES ...       (22,355)        51,483
                                                         -------         ------
CASH FLOWS FROM INVESTING ACTIVITIES
     Repayments, former president ................          --          532,437
     Repayments, notes receivable, net ...........        20,000           --
     Purchase certificate of deposit .............          --          (50,000)
     Purchase of property & equipment ............          (600)        (1,998)
                                                            ----         ------
     NET CASH FROM INVESTING .....................        19,400        480,439
                                                          ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock options exercised ......................          --           16,501
                                                          ------         ------

NET (DECREASE) INCREASE IN CASH ..................        (2,955)       548,423

CASH, BEGINNING OF YEAR ..........................        55,897        506,519
                                                          ------        -------

CASH, END OF PERIOD ..............................   $    52,942    $ 1,054,942





            See accompanying notes to condensed financial statements
                                       -5-

                               ECLIPSE CORPORATION
                               -------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1997


Note A:  Basis of presentation
         ---------------------

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its annual 10-KSB report dated December 31, 1996 and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note B:  Income taxes
         ------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefit due to continuing net operating losses during the quarter ended June 30, 1997 were offset by an increase to the valuation allowance, bringing the net deferred tax asset balance to $0.

Note C:  Sale of Former Officers' Common Stock
         -------------------------------------

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

In connection with the sale agreement, the two prior members of the Company's Board of Directors resigned and four new Board members and three new officers affiliated with the new control group were appointed. The prior directors and Kilgore retained their currently outstanding options to purchase an aggregate of 7,000,000 share of common stock (4,000,000 options exercisable at $.001 and 3,000,000 options exercisable at $.02).

                               ECLIPSE CORPORATION
                               -------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 1997

Note D:   Land held for sale
          ------------------

The Company acquired land to be developed and sold in conjunction with its manufactured home sales activities. At December 31, 1996, the Company recorded the land on its books as part of inventory. At June 30, 1997, the Company has reclassified the land separate from inventory and is recorded as a long-term asset to be sold as it is developed.

Note E:  Related party transactions
         --------------------------

The Company purchased a note receivable during 1996 at a discount due from a company that is managed and partially owned by a board member. The note is secured by property held by the related party. As of June 30, 1997, the note has not performed and interest payments due for the six months ended June 30, 1997 total $7,800. The Company has not recorded an accrual for the past due interest. The note becomes due and payable November 1997.

Note F:  Notes Payable
         -------------

The Company has two notes payable $60,000 and $165,000 which became due on December 2, 1996 and June 4, 1997, respectively. At June 30, 1997, the Company is negotiating the extension of the $60,000 note and negotiating with respect to the pay-off of the $165,000 note.

                               ECLIPSE CORPORATION
                               -------------------

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)


General
-------

The Company's financial condition and results of operations are directly affected by the following transactions:

The Company has redesigned and re-engineered portions of platted and unplatted lots acquired by the Company on September 30, 1996, when it purchased a portion of the Community at Bear Creek modular home subdivision located in Colorado Springs, Colorado. The platted lots number approximately 30, and the unplatted lots approximately 25. During revision of its development plan, the Company has negotiated with the City of Colorado Springs a reconfiguration of the Company's subdivision. The Company initially expected this reconfiguration to be finalized in June 1997. The Company now expects it to be finalized in September 1997.

The Company entered into a definitive purchase agreement with Technology Learning Systems, Inc., to acquire certain assets of that company in exchange for cash and stock considerations. The contract is still in the due diligence phase. The Company anticipates the transaction will be closed or terminated prior to September 30, 1997.

With respect to the Company's manufactured housing dealership, it has added new product lines in the second quarter of 1997. New manufacturers represented are Skyline Corporation and Showcase Homes, Inc. Additionally, the Company hired a lot manager and sales manager to oversee the operation of its retail lot located at 4326 N. Nevada, Colorado Springs, Colorado.

Financial Condition
-------------------

As of June 30, 1997, the Company's working capital was approximately ($604,688), a decrease of approximately $862,035 from March 30, 1997. The decrease is primarily attributable to the reclassification of $754,403 of land held for sale from a current asset to long-term assets, start-up of the manufactured home sales dealership operations, and redesign of the Company's Bear Creek Subdivision.

Result of Operations
--------------------

The Company incurred net (losses) profits of ($237,558), and $492,727 for the three months ended June 30, 1997 and 1996, respectively. Profits for the three months ended June 30, 1996 were primarily from the receipt of payments totaling $532,000 from a former president for amounts that had been reserved for in prior years. Losses for the three months ended June 30, 1997 are primarily from the start-up of the manufactured home sales dealership operations.

PART II - OTHER INFORMATION
---------------------------

Item 1 Through 5 - No response required.

Item 6 -  Exhibits and reports on Form 8-K.

     (a)  Exhibits

               27*  Financial Data Schedule.

     (b)  Reports on Form 8-K

               None.

                             SIGNATURE




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               ECLIPSE CORPORATION
                               -------------------
                                  (Registrant)




DATE:     8/15/97             BY: /s/ Kenneth M. Cahill
          -------             ---------------------------
                              KENNETH M. CAHILL, PRESIDENT


DATE:     8/15/97             BY: /s/  J. Royce Renfrow
          -------             ---------------------------
                              J. ROYCE RENFROW, SECRETARY


DATE:     8/15/97             BY: /s/  James A. Humpal
          -------             ------------------------
                              JAMES A. HUMPAL, TREASURER
                              Principal Financial Officer