Form 10QSB
period 1997-09-30
ECLIPSE CORP/CO
filed 1997-11-14
CIK 755720

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 2054

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1997           Commission File Number 2-94117-D
                  ------------------                                  ---------



                               ECLIPSE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           COLORADO                                       84-0867911
           --------                                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


      2 North Cascade Avenue, Suite 330, Colorado Springs, Colorado    80903
      --------------------------------------------------------------  -------
              (Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code           (719) 520-1800
                                                             --------------


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)



Indicate by check whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d)       Yes        X
                                                                      -------
of the Securities Exchange Act of 1934 during the pre-
ceding 12 months (or for such shorter period that the         No
registrant was required to file such reports), and (2)                -------
has been subject to such filing requirements for the past 90 days.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of shares outstanding
             Class                                  at September 30, 1997
             -----                                  ---------------------
  Common stock,  $.0005 par value                     87,349,400 shares
                                               ------------------------------

FORM 10-Q
3rd QUARTER


                                  INDEX
                                  -----

                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements *

     Balance Sheets - September 30, 1997 (Unaudited) ................   3

     Statements  of  Operations  - Three  months  ended
     September  30, 1997 and
     September 30, 1996 and nine months ended
     September 30, 1997 and September 30, 1996 (Unaudited) ..........   4

     Statement of Cash Flows - Nine months ended
       September 30, 1997 and September 30, 1996 (Unaudited) ........   5


     Notes to Financial Statements (Unaudited) ......................   6


     Item 2.  Management's Discussion and Analysis (Unaudited) ......   8



PART II - OTHER INFORMATION

     Items 1 through 6  .............................................   8


     SIGNATURES .....................................................   9


     * The accompanying financial statements are not covered by an independent certified public accountant's report.

Part 1.   Item 1.  Financial Information
-------   -------  ---------------------

                               ECLIPSE CORPORATION

                             Condensed Balance Sheet

                               September 30, 1997

                                     ASSETS


Cash & equivalents ...................................................   $    56,609
Trade receivables, net of allowance of $5,080 ........................        20,697
Trade receivables, related party .....................................        67,719
Notes receivable, related party, net of discount $8,133 ..............       200,000
  Allowance for doubtful note ........................................      (200,000)
Other current assets .................................................        36,875
Inventory, at cost ...................................................     1,002,033
Notes receivable, net ................................................       665,269
Land held for sale ...................................................       754,403
Property & Equipment .................................................       144,630
Accumulated depreciation .............................................        (7,830)
Deferred charges .....................................................        13,200
Accumulated amortization .............................................        (8,800)
Other ................................................................         1,476
                                                                               -----
                                                                         $ 2,746,281
                                                                         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
         Accounts payable and accrued expenses .......................   $    99,252
         Flooring lines ..............................................       815,698
         Notes payable ...............................................       674,113
         Other current liabilities-related parties ...................       455,923
         Customer deposits ...........................................       168,256
         Deferred revenue ............................................       131,328
                                                                             -------
                                                     TOTAL LIABILITIES     2,344,570
                                                                           ---------

SHAREHOLDERS' EQUITY
         Common stock ................................................        37,578
         Additional paid in capital ..................................     1,179,731
         Retained earnings ...........................................        11,522
         Current earning (loss) ......................................      (827,120)
                                                                            --------

                                    TOTAL SHAREHOLDERS EQUITY ........       401,711
                                                                             -------

                                                                         $ 2,746,281
                                                                         ===========

            See accompanying notes to condensed financial statements

                              ECLIPSE CORPORATION

                       Condensed Statements of Operations

                                                              Three months ended              Nine months ended
                                                                  September 30,                  September 30,
                                                                  -------------                  -------------
                                                              1997            1996            1997            1996
                                                              ----            ----            ----            ----
NET SALES ..........................................   $    384,396    $    499,011    $    666,976    $    499,011
COST OF SALES ......................................        353,025         412,698         574,464         412,698
                                                            -------         -------         -------         -------
GROSS PROFIT .......................................         31,371          86,313          92,512          86,313


OPERATING EXPENSES
     Management fees-related party .................        120,000         150,000         360,000         150,000
     Selling, general & administrative .............         82,845         144,409         256,130         144,409
                                                             ------         -------         -------         -------
                                                            202,845         294,409         616,130         294,409
                                                            -------         -------         -------         -------

INCOME (LOSS) FROM OPERATIONS ......................       (171,474)       (208,096)       (523,618)       (208,096)

OTHER INCOME (EXPENSE)
     Interest and dividend income ..................          8,794          32,947          44,509          32,947
     Interest expense ..............................        (51,057)           --          (122,719)           --
     Allowance for doubtful notes receivable .......       (208,133)           --          (208,133)           --
     Other income (expense), net ...................         (7,098)         (5,466)        (17,158)         (5,466)
                                                             ------          ------         -------          ------
TOTAL OTHER INCOME (EXPENSE) .......................       (257,494)         27,481        (303,501)         27,481

INCOME (LOSS) BEFORE INCOME TAXES ..................       (428,968)       (180,615)       (827,119)       (180,615)

INCOME TAX (EXPENSE) BENEFIT .......................           --              --              --              --

INCOME (LOSS) - CONTINUING OPERATIONS ..............       (428,968)       (180,615)       (827,119)       (180,615)


DISCONTINUED OPERATIONS
     Net income from medical product development
     operations, net of income taxes ...............           --           (32,605)           --           436,174

     Gain on sale of operations, net of income taxes           --            43,773            --            43,773

NET INCOME (LOSS) ..................................   $   (428,968)   $   (104,237)   $   (827,119)   $   (299,332)
                                                       ============    ============    ============    ============

NET INCOME (LOSS ) PER SHARE
          CONTINUING OPERATIONS ....................   $     *         $     *         $       (.01)   $     *

NET INCOME (LOSS) PER SHARE ........................   $     *         $     *         $       (.01)   $     *

WEIGHTED AVERAGE SHARES OUTSTANDING ................     87,349,400      70,514,233      87,349,400      70,514,233

 * Less than $.01 per share

            See accompanying notes to condensed financial statements

                               ECLIPSE CORPORATION

                        Condensed Statements of Cash Flow


                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                            1997          1996
                                                            ----          ----
CASH FLOWS (USED IN) OPERATING ACTIVITIES ..........     (130,258)      (65,042)
                                                         --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
     Repayments, former president ..................         --         532,437
     Purchase notes receivable, net ................         --        (674,792)
     Purchase land for resale ......................         --        (713,183)
     Proceeds from sale of fixed assets ............         --         251,000
     Proceeds notes receivable, net ................       20,000          --
     (Purchase)redemption certificate of deposit ...        6,250       (50,000)
     Purchase of property & equipment ..............         (600)      (34,163)
                                                             ----       -------
         NET CASH FROM (USED IN) INVESTING .........       25,650      (688,701)
                                                           ------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock options exercised ........................         --          16,501
    Proceeds from issuance of debt .................      105,320       303,954
                                                          -------       -------
         NET CASH PROVIDED BY INVESTING ............      105,320       320,455

NET (DECREASE) INCREASE IN CASH ....................          712      (433,288)

CASH, BEGINNING OF YEAR ............................       55,897       506,519
                                                           ------       -------

CASH, END OF PERIOD ................................    $  56,609     $  73,231
                                                        =========     =========

            See accompanying notes to condensed financial statements

                               ECLIPSE CORPORATION
                               -------------------

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997


Note A:  Basis of presentation
------------------------------

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

Certain  1996   financial   information   has  been  restated  to  conform  with
presentation in the annual 10-KSB report dated December 31, 1996.


Note B:  Income taxes
---------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Income tax benefit due to continuing net operating losses during the quarter ended September 30, 1997 were offset by an increase to the valuation allowance, bringing the net deferred tax asset balance to $0.

Note C:  Sale of Former Officers' Common Stock
----------------------------------------------

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

                               ECLIPSE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997

Note D:   Land held for sale
----------------------------

The Company acquired land to be developed and sold in conjunction with its manufactured home sales activities. At December 31, 1996, the Company recorded the land on its books as part of inventory. At September 30, 1997, the Company has reclassified the land separate from inventory and is recorded as a long-term asset to be sold as it is developed.

Note E:  Related party transactions
-----------------------------------

The Company purchased a note receivable during 1996 at a discount due from a company that is managed and partially owned by a board member. The note is secured by property held by the related party. As of September 30, 1997, the note has not performed and interest payments due for the nine months ended September 30, 1997 total $11,700. The Company has not recorded an accrual for the past due interest. The note becomes due and payable November 1997. (See subsequent event Note - H)


The Company's management agreement with Innercircle Group, Inc. ("IGI") was amended on September 15, 1997, retroactive to January 1, 1997, whereby the monthly management fee of $40,000 is to be paid in cash of $20,000 each month and $60,000 paid quarterly in the Company's common stock. The number of shares to be issued will be determined on a monthly basis on the last closing price as of each month. As of September 30, 1997 no common stock had been issued to IGI as part of this amendment.



Note F:  Notes Payable
----------------------

The Company has two notes payable $60,000 and $165,000 which became due on December 2, 1996 and June 4, 1997, respectively. At September 30, 1997, the Company is negotiating the extension of the $60,000 note. (See subsequent event Note - H).

Note G:  Change in management
-----------------------------

On September 1, 1997, J. Royce Renfrow resigned as Secretary and Director of the Company. He has been replaced as Secretary by James Humpal, who also serves as a Director and Treasurer of the Company.

                               ECLIPSE CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 1997


Note H:  Subsequent event
-------------------------

Due to the Company's default on its promissory note of $165,000, the holder of the note has made a claim against the collateral securing the note. The collateral was a note receivable in the amount of $500,000 that the Company had purchased in 1996 for $450,000. In the event that the Company is not successful in its efforts to retain ownership of the note receivable, assets will decrease approximately $450,000.

The Company purchased a note receivable, in 1996, from an affiliated entity in the amount of $208,133 for $200,000 cash. The collateral securing the note was also encumbered by promissory notes held by other creditors. Subsequent to September 30, 1997, the property was foreclosed upon by a creditor. Accordingly, at September 30, 1997, the Company recorded an allowance for doubtful notes receivable and a corresponding charge to third quarter income in the amount of $200, 000.


Note I:  Going concern
----------------------

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations and has a deficit in working capital. As a result, the Company has experienced severe liquidity problems. These factors raise substantial doubt about its ability to continue as a going concern.

Management is working with its primary lenders to monitor the status of its indebtedness and further restructuring of its debt is expected. In addition, management is in the process of making certain acquisitions that would improve profitability.

There can be no assurance that management will be successful in its efforts to restructure debt, operate profitably, or collect amounts due. If the Company is unsuccessful in its efforts, it may be necessary to undertake such other actions as may be appropriate to preserve asset value. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                               ECLIPSE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)

GENERAL
-------

The Company's financial condition and results of operations are directly affected by the following transactions:

The Company has redesigned and re-engineered portions of platted and unplatted lots acquired by the Company on September 30, 1996, when it purchased a portion of the Community at Bear Creek modular home subdivision located in Colorado Springs, Colorado. The platted lots number approximately 30, and the unplatted lots approximately 25. During revision of its development plan, the Company has negotiated with the City of Colorado Springs a reconfiguration of the Company's subdivision. The Company initially expected this reconfiguration to be finalized in June 1997. The Company now expects it to be finalized in September or October, 1997. The Company has increased its sales of lots to retail customers, together with manufactured houses to be constructed thereon, within the Bear
Creek Subdivision. During the third quarter the Company closed on 2 such transactions and is under contract for 3 more lots/manufactured home sales in the Bear Creek Subdivision.

With respect to the Company's manufactured housing dealership, it sold 2 units in the third quarter of 1997, and is currently under contract with retail customers for the sale of 5 more manufactured housing units.

Additionally, the Company, in order to assist a sub-dealer, has entered into negotiations to purchase multiple lots located in Walsenburg, Colorado, which management feels will increase its sales through its Walsenburg sub-dealer.

J. Royce Renfrow resigned as an officer and Director of the Company on September 1, 1997, which resignation was accepted by the Board of Directors at its regular Board meeting on October 1, 1997.

The Company extended its definitive purchase agreement with Technology Learning Systems of Northglen, Colorado, in order to enable it to expand and finalize its due diligence. Management anticipates receipt of a due diligence report from a third-party consultant during the month of October, after which time management anticipates a closing date will be scheduled.

FINANCIAL CONDITION
-------------------

As of September 30, 1997, the Company's working capital was approximately ($1,029,309), a decrease of approximately $293,293 from June 30, 1997. The decrease is primarily attributable to the $200,000 write-down of a note receivable expected to mature in 1997.

Further, the Company is engaged in a dispute with one of its creditors, Michael Dean Chaussee, concerning his treatment of a promissory note secured by a deed of trust owned by the Company, which was utilized to secure a loan by Mr. Chaussee to the Company. Although management has been in negotiations with Mr. Chaussee in order to resolve the matter, it appears that it will be necessary for the Company to file suit in order to protect its interest in said note and deed of trust. Accordingly, management has instituted a search for counsel to represent the Company with respect to this matter.

RESULT OF OPERATIONS
--------------------

The Company incurred net (losses) profits of ($428,968), and $104,237 for the three months ended September 30, 1997 and 1996, respectively. Losses for both periods are primarily from the start-up of the manufactured home sales dealership operations.

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




                               ECLIPSE CORPORATION
                                  (Registrant)




DATE: _______________________              BY:  /s/ Kenneth M. Cahill
                                                -----------------------
                                                KENNETH M. CAHILL, PRESIDENT



DATE: _______________________              BY:  /s/ Darel A. Tiegs
                                                -----------------------
                                                DAREL A. TIEGS, VICE PRESIDENT


DATE: _______________________              BY:  /s/ James A. Humpal
                                                -----------------------------
                                                JAMES A. HUMPAL, VICE PRESIDENT/
                                                SECRETARY / TREASURER
                                                Principal Financial Officer